Form 10-Q
period 2017-03-31
Jounce Therapeutics, Inc.
filed 2017-05-09
CIK 1640455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
Form 10-Q
________________________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2017

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________.

Commission File Number 001-37998
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non‑accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

As of April 28, 2017, there were 32,170,760 shares of common stock, $0.001 par value per share, outstanding.

References to Jounce
Throughout this Quarterly Report on Form 10-Q, the “Company,” “Jounce,” “Jounce Therapeutics,” “we,” “us,” and “our,” except where the context requires otherwise, refers to Jounce Therapeutics, Inc. and “our board of directors” refers to the board of directors of Jounce Therapeutics, Inc.
Cautionary Note Regarding Forward-Looking Statements and Industry Data
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the section entitled “Risk Factors” in Part II, Item IA that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.
You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.
This Quarterly Report on Form 10-Q includes industry and market data, which we obtained from our own internal estimates and research, as well as from industry and general publications and research, surveys, and studies conducted by third parties. Industry publications, studies, and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that each of these studies and publications is reliable, we have not independently verified market and industry data from third‑party sources. While we believe our internal company research is reliable and the market definitions are appropriate, neither such research nor these definitions have been verified by any independent source.
Website and Social Media Disclosure
 From time to time, we may use our website (www.jouncetx.com), investor and media relations website (http://ir.jouncetx.com/phoenix.zhtml?c=254289&p=irol-news), Facebook page (https://www.facebook.com/jouncetx/), LinkedIn page (https://www.linkedin.com/company-beta/3494537/?pathWildcard=3494537) and Twitter feed (https://twitter.com/JounceTx) as channels for the distribution of information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, Securities and Exchange Commission filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jounce Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except par value amounts)

d

	March 31,	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$61,991	$44,848
Short-term investments	200,263	104,410
Prepaid expenses and other current assets	4,166	2,529
Total current assets	266,420	151,787
Property and equipment, net	13,859	7,241
Long-term investments	77,707	108,116
Other non-current assets	2,836	4,168
Total assets	$360,822	$271,312
Liabilities, convertible preferred stock, contingently redeemable common stock and stockholders’ equity (deficit):
Current liabilities:
Accounts payable	$5,711	$3,511
Accrued expenses	4,359	5,855
Deferred rent and lease incentive, current	790	720
Deferred revenue, current—related party	76,663	80,544
Other current liabilities	45	43
Total current liabilities	87,568	90,673
Deferred rent and lease incentive, net of current portion	2,209	1,452
Deferred revenue, net of current portion—related party	90,851	107,260
Other non-current liabilities	48	56
Total liabilities	180,676	199,441
Commitments and contingencies
Convertible preferred stock (Series A), $0.001 par value: No shares and 47,000 shares authorized, issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	47,112
Convertible preferred stock (Series B), $0.001 par value: No shares and 24,779 shares authorized, issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	55,849
Convertible preferred stock (Series B-1), $0.001 par value: No shares and 10,448 shares authorized, issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	36,077
Contingently redeemable common stock	2,191	1,921
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value: 5,000 shares and no shares authorized at March 31, 2017 and December 31, 2016, respectively; no shares issued or outstanding at March 31, 2017 or December 31, 2016	—	—
Common stock, $0.001 par value: 160,000 shares and 29,810 shares authorized at March 31, 2017 and December 31, 2016, respectively; 32,171 and 2,518 shares issued at March 31, 2017 and December 31, 2016, respectively; 32,135 and 2,424 shares outstanding at March 31, 2017 and December 31, 2016, respectively	32	2
Additional paid-in capital	251,196	4,515
Accumulated other comprehensive loss	(486)	(433)
Accumulated deficit	(72,787)	(73,172)
Total stockholders’ equity (deficit)	177,955	(69,088)
Total liabilities, convertible preferred stock, contingently redeemable common stock and stockholders’ equity (deficit)	$360,822	$271,312
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue:
Collaboration revenue—related party	$20,289	$—
Operating expenses:
Research and development	14,959	8,255
General and administrative	5,577	2,646
Total operating expenses	20,536	10,901
Operating loss	(247)	(10,901)
Other income, net:
Other income, net	632	11
Total other income, net	632	11
Net income (loss)	$385	$(10,890)

Reconciliation of net income (loss) to net loss attributable to common stockholders:
Net income (loss)	$385	$(10,890)
Accrued dividends on Series A convertible preferred stock	(268)	(935)
Accrued dividends on Series B convertible preferred stock	(318)	(1,109)
Accrued dividends on Series B-1 convertible preferred stock	(208)	—
Net loss attributable to common stockholders	$(409)	$(12,934)
Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(6.81)
Weighted-average common shares outstanding, basic and diluted	23,543	1,899
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$385	$(10,890)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(53)	—
Comprehensive income (loss)	$332	$(10,890)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flow from operating activities:
Net income (loss)	$385	$(10,890)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	1,353	440
Depreciation expense	966	447
Net amortization of premiums and discounts on investments	279	—
Gain on disposal of property and equipment	(14)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,637)	(474)
Other non-current assets	(139)	8
Accounts payable	1,143	198
Accrued expenses and other current liabilities	(312)	(1,019)
Deferred revenue—related party	(20,290)	—
Deferred rent	827	(168)
Net cash used in operating activities	(17,439)	(11,458)
Cash flow from investing activities:
Purchases of investments	(107,722)	—
Sales and maturities of investments	41,946	—
Purchases of property and equipment	(7,077)	(250)
Net cash used in investing activities	(72,853)	(250)
Cash flow from financing activities:
Proceeds from initial public offering of common stock, net of issuance costs	107,326	—
Proceeds from exercise of stock options	109	18
Cash paid for issuance costs	—	(1,643)
Net cash provided by (used in) financing activities	107,435	(1,625)
Net increase (decrease) in cash and cash equivalents	17,143	(13,333)
Cash and cash equivalents, beginning of period	44,848	45,161
Cash and cash equivalents, end of period	$61,991	$31,828
Supplemental disclosure of non-cash activities:
Purchases of property and equipment in accounts payable and accrued expenses	$2,363	$159
Issuance costs in accounts payable and accrued expenses	$232	$108

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Nature of Business
Jounce Therapeutics, Inc. (the “Company”) is a clinical stage immunotherapy company dedicated to transforming the treatment of cancer by developing therapies that enable the immune system to attack tumors and bring long-lasting benefits to patients. The Company is subject to a number of risks similar to those of other clinical stage immunotherapy companies, including dependence on key individuals; the need to develop commercially viable products; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of its products.
The Company’s lead product candidate, JTX-2011, is a clinical stage monoclonal antibody that binds to and activates ICOS, a protein on the surface of certain T cells commonly found in many solid tumors. The Company submitted an Investigational New Drug Application for JTX-2011 to the Food and Drug Administration in July 2016 and began the Phase I portion of its JTX-2011 multi-arm Phase I/II clinical trial in patients with solid tumors in August 2016. In April 2017, the Company began the monotherapy cohorts of the Phase II portion of this clinical trial, which evaluate JTX-2011 as a monotherapy across more than three disease-specific expansion cohorts in solid tumors, including patients with head and neck squamous cell cancer and non-small cell lung cancer.
On February 1, 2017, the Company closed its initial public offering (“IPO”) of 7,319,750 shares of the Company’s common stock at a public offering price of $16.00 per share, including 954,750 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares. The gross proceeds from the IPO were $117.1 million and net proceeds were $106.5 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.
Upon completion of the Company’s IPO, all outstanding preferred stock was automatically converted into an aggregate of 22.3 million shares of common stock. In connection with the IPO, the Board of Directors and the stockholders of the Company approved a one-for-3.69 reverse stock split of the Company’s issued and outstanding common stock. The reverse stock split became effective on January 13, 2017. All share and per share amounts in the condensed consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.
As of March 31, 2017, the Company had cash, cash equivalents, and investments of $340.0 million. The Company expects that its existing cash, cash equivalents, and investments will enable it to fund its operating expenses and capital expenditure requirements for at least 24 months from May 9, 2017, the filing date of this Quarterly Report on Form 10-Q. The Company expects to finance its future cash needs through a combination of equity or debt financings and collaboration arrangements, including cash inflows from its Master Research and Collaboration Agreement (the “Celgene Collaboration Agreement”) with Celgene Corporation (“Celgene”).
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and 2016, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 10, 2017.
The information presented in the condensed consolidated financial statements and related notes as of March 31, 2017, and for the three months ended March 31, 2017 and 2016, is unaudited. The December 31, 2016 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Jounce Therapeutics, Inc. and its wholly owned subsidiary, Jounce Mass Securities, Inc., which was established in July 2016. All intercompany transactions and balances have been eliminated.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2016, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2017.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates which include, but are not limited to, estimates related to accrued expenses, stock-based compensation expense, income taxes and the period of performance for units of accounting identified under the Celgene Collaboration Agreement. The Company bases its estimates on historical experience and other market specific or other relevant assumptions it believes to be reasonable under the circumstances. Actual results could differ from those estimates.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. This guidance was originally effective for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. Early adoption was originally not permitted. Subsequent to the issuance of ASU 2014-09, the FASB also issued the following updates related to Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers:

•
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, whereby the effective date for the new revenue standard was deferred by one year. As a result of ASU 2015-14, the new revenue standard is now effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, and early adoption is now permitted for annual periods beginning after December 15, 2016, including interim periods within that annual period.

•
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to clarify the implementation guidance on principal versus agent considerations.

•
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify the principle for determining whether a good or service is “separately identifiable” from other promises in the contract and to clarify the categorization of licenses of intellectual property.

•
In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Technical Expedients, to clarify guidance on transition, determining collectibility, non-cash consideration and the presentation of sales and other similar taxes.

•
In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, that allows entities not to make qualitative disclosures about remaining performance obligations in certain cases, adds disclosure requirements for entities that elect certain optional exemptions and adds twelve additional technical corrections and improvements to the new revenue standard.
The Company currently anticipates adoption of the new standard effective January 1, 2018 under the modified retrospective method. The Company is in the process of determining the impact of ASC 606 on its financial statements, and the Company expects its analysis to be substantially completed by the third quarter of 2017. The adoption of ASC 606 may impact the timing of revenue recognized related to the $225.0 million upfront payment received under the Celgene Collaboration Agreement. The adoption of ASC 606 is also expected to have an impact on the Company’s footnote disclosures and its internal controls over financial reporting.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. The new standard includes a short-term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance. The new standard will be effective beginning January 1, 2019, and early adoption is permitted for public entities. The Company is currently evaluating the potential impact that ASU 2016-02 may have on the condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock-based compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the condensed consolidated statements of cash flows.
The Company adopted ASU 2016-09 effective January 1, 2017, and the Company has elected to apply the simplification guidance related to the accounting for forfeitures. Accordingly, the Company will recognize gross stock-based compensation expense with actual forfeitures recognized as they occur. This simplification guidance related to the accounting for forfeitures is applied using a modified retrospective transition method. As forfeitures previously estimated by the Company through the year ended December 31, 2016 were not material, there was not a material cumulative-effect adjustment to accumulated deficit upon adoption of this guidance. The adoption of ASU 2016-09 also requires all excess tax benefits and tax deficiencies related to share-based payments to be recorded in the condensed consolidated statements of operations. The adoption of ASU 2016-09 did not have a material impact on the Company’s condensed consolidated financial statements as the expected increase in net deferred tax assets is expected to be offset by a corresponding increase in the deferred tax asset valuation allowance. The adoption of ASU 2016-09 is expected to impact the Company’s future income tax footnote disclosures related to the presentation of these excess tax benefits and tax deficiencies.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how entities present certain types of cash transactions in the statement of cash flows. This guidance also clarifies how the predominance principle should be applied when classifying cash receipts and cash payments that have attributes of more than one class of cash flows. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company does not anticipate a material impact to the condensed consolidated financial statements as a result of the adoption of this guidance.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which will require entities to show the change in the total of cash, cash equivalents, restricted cash and restricted cash equivalents within the statement of cash flows. As a result, entities will no longer separately present transfers between unrestricted cash and restricted cash. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and early adoption is permitted. The Company does not anticipate a material impact to the condensed consolidated financial statements as a result of the adoption of this guidance.

3.     Celgene Collaboration Agreement
In July 2016, the Company entered into the Celgene Collaboration Agreement with Celgene. The primary goal of the collaboration is to co-develop and co-commercialize innovative biologic immunotherapies that either activate or suppress the immune system by binding to targets identified by leveraging the Company’s Translational Science Platform. Under the Celgene Collaboration Agreement, the Company granted Celgene exclusive options to develop and commercialize the Company’s lead product candidate, JTX-2011, and up to four early-stage programs, consisting of targets to be selected from a pool of certain B cell, T regulatory cell and tumor-associated macrophage targets. Additionally, Celgene has an exclusive option to develop and commercialize the Company’s product candidate JTX-4014, which, upon exercise of such option, will be a shared program that may be used by both parties in and outside of the collaboration. Prior to Celgene exercising any of its options, the Company is responsible for all research and development activities under the Celgene Collaboration Agreement.
The Company received a non-refundable upfront cash payment of $225.0 million upon the execution of the Celgene Collaboration Agreement. The Company also received $36.1 million from the sale of 10,448,100 shares of Series B-1 convertible preferred stock upon the execution of a Series B-1 Preferred Stock Purchase Agreement with Celgene. If Celgene elects to exercise any of the program options, Celgene will pay the Company an option-exercise fee of $10.0 million to $60.0 million that varies by program, with an aggregate of $182.5 million if Celgene exercises all six program options. The initial research term of the collaboration is four years, which can be extended, at Celgene’s option, annually for up to three additional years for additional consideration that ranges from $30.0 million to $45.0 million per year, for an aggregate of $120.0 million if the term is extended for an additional three years.
Worldwide Development Cost and U.S. Operating Profit and Loss Sharing
Upon the exercise of each program option, the parties will enter into a co-development and co-commercialization agreement (“Co-Co Agreements”) or, in the case of JTX-4014, a license agreement (“JTX-4014 License Agreement”) that governs the development and commercialization of the applicable program. Although the agreements will not be executed unless and until Celgene exercises an option, the parties have agreed to the terms of the Co-Co Agreements and the JTX-4014 License Agreement as part of the Celgene Collaboration Agreement.
Under the Co-Co Agreements and the JTX-4014 License Agreement, the Company will share with Celgene the U.S. profits or losses and development costs on such collaboration program as follows:

•	The Company will retain 60 percent of the U.S. operating profits or losses arising from commercialization of JTX-2011, with 40 percent allocated to Celgene.

•
The Company will retain 25 percent of the U.S. operating profits or losses arising from commercialization of the first program (the “Lead Program”), other than JTX-2011 or JTX-4014, for which an IND application is filed under the collaboration, with 75 percent allocated to Celgene. Celgene has a one-time right to substitute and swap the economics and governance of this program with that of another program for which it exercises an option (other than JTX-2011 and JTX-4014).

•
The Company and Celgene will equally share U.S. operating profits or losses arising from commercialization of up to three additional programs (other than JTX-2011, JTX-4014 or the Lead Program) (the “Other Programs”).

•
The Company and Celgene will share all development costs, other than for JTX-4014, in accordance with the applicable Co-Co Agreements, of which Celgene’s portion of the costs range from 67 percent to 85 percent.

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

Furthermore, if Celgene exercises its option for JTX-4014, the Company will enter into the JTX-4014 License Agreement, pursuant to which Celgene and the Company will each have equal rights to develop and commercialize JTX-4014 in combination with other proprietary molecules in their or the Company’s respective pipelines or in combination with products arising out of collaboration programs. Subject to terms specified in the license agreement for JTX-4014, the party owning the proprietary molecule that is combined with JTX-4014, if such molecule does not arise from a collaboration program with Celgene, will be solely responsible for all development and commercialization costs related to such combination. If JTX-4014 is combined with a product arising from a collaboration program, then the parties will share costs and, if co-packaged or co-formulated, profits or losses in accordance with the Co-Co Agreements for such other product.
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
Exercise of Options
Celgene may exercise its option for a program at any time until the expiration of an option term for that program. For each program, the option term ends 45 to 60 days following Celgene’s receipt of a data package that includes certain information relating to the program’s research and development activities. The data package for a program may be delivered to Celgene after the applicable development milestone for such program has been achieved. Depending on the program, the applicable development milestone is (1) IND acceptance, (2) availability of certain Phase 1a data, or (3) availability of certain Phase I/II data. If Celgene fails to exercise its option during the option term for a program, the Company will retain the rights to such program. If Celgene exercises its option for a program other than JTX-4014, then the Company will enter into a Co-Co Agreement with Celgene for such program in substantially the form attached to the agreement as an exhibit. Under the co-development and co-commercialization agreement for JTX-2011 and one additional program for which Celgene opts in that is not JTX-4014, the Company will be responsible for leading development and commercialization activities in the United States and Celgene will be responsible for development and commercialization activities outside the United States. For all other additional programs for which Celgene opts in, other than JTX-4014, Celgene will lead development and commercialization activities worldwide. If Celgene exercises its option for JTX-4014, the Company and Celgene will enter into a license agreement, in substantially the form attached to the agreement as an exhibit, pursuant to which the Company and Celgene will both be able to equally access JTX-4014 for combinations within each other’s portfolios and with other molecules that are subject to the agreement, subject to joint governance. Once Celgene opts in with respect to a given program, Celgene and the Company must each use commercially reasonable efforts to develop and commercialize the corresponding product in the U.S.
Termination
At any point during the Celgene Collaboration Agreement, including during the research, development and clinical trial process, or during the term of the applicable co-development and co-commercialization or license agreement, respectively, Celgene can terminate the applicable agreement with the Company in its entirety, or with respect to any program under the Celgene Collaboration Agreement, upon 120 days’ notice and can terminate the entire agreement with the Company in connection with a material breach of the agreement by the Company that remains uncured for 90 days.
Exclusivity
During the Celgene Collaboration Agreement’s research term (i.e., for four years plus up to three one-year extensions that Celgene may elect), the Company may not alone, or with a third party, research, develop, manufacture or commercialize a biologic that binds to a defined pool of B cell, T regulatory cell or tumor-associated macrophage targets that meet certain criteria, termed an exclusive target, and inhibit, activate or otherwise modulate the activity of such exclusive target. In addition, if Celgene exercises its option for a program within the Celgene Collaboration Agreement, other than JTX-4014, then until termination or expiration of the applicable Co-Co Agreement for such program, the Company may not directly or indirectly research, develop, manufacture or commercialize, outside of the Celgene Collaboration Agreement, any biologic with specified activity against that program’s collaboration target.
Accounting Analysis
The Celgene Collaboration Agreement includes six deliverables: (i) research and development services for the product candidate, JTX-2011 (“JTX-2011 Research Services”) (ii) research and development services for the product candidate, JTX-4014 (“JTX-4014 Research Services”) (iii) research and development services associated with the Lead Program and Other Programs (“Lead and Other Programs Research Services”), (iv) research and development services associated with target screening (“Target Screening Services”), (v) non-transferable, sub-licensable and non-exclusive licenses to use the Company’s intellectual property and collaboration intellectual property to conduct research activities, on a program by program basis (“Research Licenses”), and (vi) participation in the joint steering committee (“JSC”).
The six program options are considered substantive as the Company is at risk with regard to whether Celgene will exercise the options as a result of the significant uncertainties related to drug discovery, research and development as all options are for targets that have significant development risk. Additionally, there is also significant uncertainty regarding Celgene’s exercise of the option for JTX-4014, although not a novel immunotherapy agent, it has significant development risk associated with the Company’s ability to advance its development in a commercially viable manner in a short time frame. The research term extensions are also considered substantive options based upon the risk that Celgene will exercise the research term extension. In addition, there are substantial option exercise payments payable by Celgene upon exercise of each option that are not priced at a significant and incremental discount. Accordingly, the substantive options are not considered deliverables at the inception of the arrangement and the associated option exercise payments are not included in allocable arrangement consideration. The Company has also determined that any obligations which are contingent upon the exercise of a substantive option are not considered deliverables at the outset of the arrangement.
The Target Screening Services and participation in the JSC deliverables each have standalone value from the other undelivered elements and therefore are separate units of accounting. The Company determined that the research licenses for the JTX-2011 and JTX-4014 programs do not have value to Celgene on a standalone basis primarily as a result of the fact that the research licenses allow Celgene to evaluate the results of the research and development services performed by the Company and the right to perform its duties under the agreement, but do not provide Celgene with any commercialization rights. Therefore, the research licenses do not have value to Celgene without the performance of the JTX-2011 Research Services and JTX-4014 Research Services and therefore are not separable from the JTX-2011 Research Services and JTX-4014 Research Services. The JTX-2011 Research Services are separate and distinct from the JTX-4014 Research Services, and therefore, the research license and the JTX-2011 Research Services are a separate combined unit of accounting and the research license and the JTX-4014 Research Services are a separate combined unit of accounting. The Lead and Other Programs Research Services deliverable does not include separate and distinct services and Celgene can use the Lead and Other Programs Research Services for its intended purpose without receipt of the research licenses that could be delivered for the Lead Program and Other Programs. The Lead and Other Programs Research Services therefore have been combined with the licenses that could be delivered for the Lead Program and Other Programs, which have an insignificant value, as a separate combined unit of accounting.
The allocable arrangement consideration consists of the upfront fee of $225.0 million. As described above, Celgene also purchased 10,448,100 shares of Series B-1 convertible preferred stock for gross proceeds of $36.1 million. The Company determined the shares of Series B-1 convertible preferred stock were sold at fair value. Therefore, the proceeds from the issuance of Series B-1 convertible preferred stock did not impact the arrangement consideration to be allocated to the units of accounting. The Company has allocated the allocable arrangement consideration based on the relative selling price of each unit of accounting. For all units of accounting, the Company determined the selling price using the best estimate of selling price (“BESP”). The Company determined the BESP based on internal estimates of the costs to perform the services, including expected internal and external costs for services and supplies, adjusted to reflect a reasonable profit margin. The total cost of the research and development services reflects the nature of the services to be performed the Company’s best estimate of the length of time required to perform the services. The Company determined that the BESP of the participation in the JSC was insignificant and therefore no consideration was allocated to this unit of accounting. Similarly, given the limited use of the research licenses, which is only required in the event Celgene performs research activities under the Celgene Collaboration Agreement which is not expected to be significant, the Company determined the estimated selling price for the research licenses were also insignificant. Therefore, the total allocable arrangement consideration has been allocated to the JTX-2011 Research Services, the JTX-4014 Research Services, the Lead and Other Programs Research Services and the Target Screening Services.
The Company is recognizing the consideration allocated to each unit of accounting on a straight-line basis, as there is no discernible pattern or objective measure of performance of the services, over the estimated performance period. The estimated performance period reflects the Company’s estimate of the period over which it will perform the separate and distinct research and development services to deliver a pre-defined data package to Celgene for each program subject to an option. The performance periods for each unit of accounting range from twelve months to four years.
The Company evaluated the milestones in the Celgene Collaboration Agreement, the Co-Co agreements, and the JTX-4014 License Agreement to determine if they are substantive. In evaluating if a milestone is substantive, the Company assesses whether: (i) the consideration is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company performance to achieve the milestone, (ii) the consideration relates solely to past performance and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. All development and regulatory milestones in the Celgene Collaboration Agreement, the Co-Co agreements, and the JTX-4014 License Agreement are considered substantive on the basis of the contingent nature of the milestone, specifically reviewing factors such as the scientific, clinical, regulatory, and other risks that must be overcome to achieve the milestone as well as the level of effort and investment required. Accordingly, such amounts will be recognized in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met. All commercial milestones will be accounted for in the same manner as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.
During the three months ended March 31, 2017, under the Celgene Collaboration Agreement, the Company recognized $20.3 million of the $225.0 million upfront payment as revenue. As of March 31, 2017, the Company has $167.5 million of deferred revenue, which is classified as either current or net of current portion in the accompanying condensed consolidated balance sheets based on the period over which the services are expected to be performed.
4.    Fair Value Measurements
Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is determined based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect certain market assumptions. As a basis for considering such assumptions, GAAP establishes a three-tier value hierarchy, which prioritizes the inputs used to develop the assumptions and for measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets for identical assets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.
The Company measures the fair value of money market funds, U.S. Treasuries and government agency securities based on quoted prices in active markets for identical securities. Investments also include corporate debt securities which are valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

The carrying amounts reflected in the condensed consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.
Assets measured at fair value on a recurring basis as of March 31, 2017 were as follows (in thousands):

	March 31, 2017	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Money market funds, included in cash equivalents	$54,489	$54,489	$—	$—
Investments:
Corporate debt securities	116,576	—	116,576	—
U.S. Treasuries	125,517	125,517	—	—
Government agency securities	43,379	43,379	—	—
Totals	$339,961	$223,385	$116,576	$—
Assets measured at fair value on a recurring basis as of December 31, 2016 were as follows (in thousands):

	December 31, 2016	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Money market funds, included in cash equivalents	$44,848	$44,848	$—	$—
Investments:
Corporate debt securities	92,408	—	92,408	—
U.S. Treasuries	120,118	120,118	—	—
Totals	$257,374	$164,966	$92,408	$—
There were no changes in valuation techniques or transfers between the fair value measurement levels during the three months ended March 31, 2017 or during the year ended December 31, 2016. There were no liabilities measured at fair value on a recurring basis as of March 31, 2017 or December 31, 2016.
5.     Investments
Short-term investments consist of investments with maturities greater than ninety days and less than one year from the balance sheet date. Long-term investments consist of investments with maturities of greater than one year that are not expected to be used to fund current operations. The Company classifies all of its investments as available-for-sale securities. Accordingly, these investments are recorded at fair value. Realized gains and losses, amortization and accretion of discounts and premiums are included in other income, net. Unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss) as a component of stockholders’ equity (deficit) until realized.

Cash and cash equivalents, short-term investments and long-term investments as of March 31, 2017 were comprised as follows (in thousands):

	March 31, 2017
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$54,489	$—	$—	$54,489
Corporate debt securities	106,281	6	(99)	106,188
U.S. Treasuries	101,851	—	(274)	101,577
Total cash equivalents and short-term investments	262,621	6	(373)	262,254
Long-term investments:
Corporate debt securities	10,403	—	(15)	10,388
U.S. Treasuries	23,997	—	(57)	23,940
Government agency securities	43,426	5	(52)	43,379
Total long-term investments	77,826	5	(124)	77,707
Total cash equivalents and investments	$340,447	$11	$(497)	$339,961
Cash and cash equivalents, short-term investments and long-term investments as of December 31, 2016 were comprised as follows (in thousands):

	December 31, 2016
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$44,848	$—	$—	$44,848
Corporate debt securities	92,549	—	(141)	92,408
U.S. Treasuries	12,020	—	(18)	12,002
Total cash equivalents and short-term investments	149,417	—	(159)	149,258
Long-term investments:
U.S. Treasuries	108,390	—	(274)	108,116
Total long-term investments	108,390	—	(274)	108,116
Total cash equivalents and investments	$257,807	$—	$(433)	$257,374
As of March 31, 2017 and December 31, 2016, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $236.5 million and $192.3 million, respectively. The Company did not hold any securities in an unrealized loss position for more than twelve months as of either March 31, 2017 or December 31, 2016. As of March 31, 2017, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of March 31, 2017.
There were no realized gains or losses on available-for-sale securities during the three months ended March 31, 2017 or 2016.

6.     Accrued Expenses
Accrued expenses as of March 31, 2017 and December 31, 2016 were comprised as follows (in thousands):

	March 31,	December 31,
	2017	2016
Employee compensation and benefits	$1,567	$2,651
External research and professional services	2,192	1,923
Lab consumables and other	600	1,281
Total accrued expenses	$4,359	$5,855
7.   Common Stock and Preferred Stock
Common Stock

The Company is authorized to issue 160.0 million shares of common stock. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the Company’s Board of Directors.

Preferred Stock

Upon completion of the Company’s IPO, all outstanding preferred stock was automatically converted into an aggregate of 22.3 million shares of common stock. The Company is also authorized to issue 5.0 million shares of undesignated preferred stock in one or more series. As of March 31, 2017, no shares of preferred stock were issued or outstanding.
Shares Reserved for Future Issuance
The Company has reserved for future issuance the following number of shares of common stock (in thousands):

	March 31,	December 31,
	2017	2016
Shares reserved for Series A convertible preferred stock outstanding	—	12,737
Shares reserved for Series B convertible preferred stock outstanding	—	6,715
Shares reserved for Series B-1 convertible preferred stock outstanding	—	2,831
Shares reserved for vesting of restricted stock awards	36	94
Shares reserved for exercises of outstanding stock options	4,579	4,290
Shares reserved for future issuances under the 2017 Stock Incentive Plan	1,416	244
Total shares reserved for future issuance	6,031	26,911
8.   Stock-based Compensation
2013 Stock Option and Grant Plan
In February 2013, the Company adopted the 2013 Stock Option and Grant Plan (the “2013 Plan”), as amended and restated, under which it could grant incentive stock options (“ISOs”), non-qualified stock options and restricted stock awards to eligible employees, officers, directors, and consultants. The 2013 Plan was subsequently amended in January 2015, April 2015, July 2015, March 2016 and October 2016 to allow for the issuance of additional shares of common stock.
2017 Stock Option and Incentive Plan
In January 2017, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”), which became effective immediately prior to the effectiveness of the Company’s IPO. The 2017 Plan provides for the grant of ISOs, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2017 Plan. The Company registered 1,753,758 shares of common stock under the 2017 Plan, which was comprised of (i) 1,510,000 shares of common stock reserved for issuance under the 2017 Plan, plus (ii) 243,758 shares of common stock originally reserved for issuance under the 2013 Plan that became available for issuance under the 2017 Plan upon the completion of the Company’s IPO. Upon the adoption of the 2017 Plan, no further awards will be granted under the 2013 Plan.
The terms of stock options and restricted stock awards, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the 2017 Plan. Stock options and restricted stock awards granted by the Company to employees and directors generally vest ratably over four years. Awards granted to new employees vest ratably over four years with 25% vesting on the first anniversary of employment and the remaining 75% vesting ratably, on a quarterly or monthly basis, over the remaining three years. Awards granted to non-employees generally vest monthly over one year. No restricted stock awards were issued during either the three months ended March 31, 2017 or 2016. No stock options were issued to non-employees during either the three months ended March 31, 2017 or 2016.
As of March 31, 2017, there were 1.4 million shares available for future issuance under the 2017 Plan.
2017 Employee Stock Purchase Plan
In January 2017, The Company’s Board of Directors adopted and the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which became effective upon the closing of the Company’s IPO. The Company reserved 302,000 shares of common stock for future issuance under the 2017 ESPP. No offering periods under the 2017 ESPP had been initiated as of March 31, 2017.
Founder Awards
From December 2012 to February 2013, the Company issued 1.4 million shares of restricted stock to non-employee founders (the “Founders”). The shares were issued under the terms of the respective restricted stock agreements and allow the Company, at its discretion, to repurchase unvested shares if the Founders terminate their relationship with the Company. Of the total restricted stock awarded to the Founders, 1.0 million shares generally vest over one to four years, based on each Founder’s continued service relationship with the Company in varying capacity as advisors, as prescribed by the grantee’s individual restricted stock purchase agreements. The remaining 0.4 million shares vested upon the determination by the Board of Directors of a Founder’s achievement of certain performance objectives, as set forth in the agreements. These performance criteria were linked to certain milestones specific to the Company’s research and development goals, including but not limited to preclinical and clinical development milestones related to the Company’s product candidates. As of March 31, 2017, all performance-based restricted stock awards were vested, and therefore, there are no restricted stock awards outstanding that have performance conditions.
Restricted stock awards granted to two non-employee Founders contain options that enable the Founders to sell their vested shares back to the Company at fair value upon both (i) the termination of the consulting agreement between the Founder and the Company for any reason and (ii) the determination by the Founder’s employer that the ownership of the restricted stock is in violation of the employer’s conflict of interest policy. The occurrence of these events was determined to be outside of the Founders’ and the Company’s control. As such, these restricted stock awards have been recorded on the condensed consolidated balance sheet as contingently redeemable common stock, residing in temporary equity, in accordance with the classification guidance of ASC 718, Compensation—Stock Compensation and ASC 480, Distinguishing Liabilities from Equity. Further, in accordance with the measurement guidance of ASC 480, the restricted stock awards are not remeasured until such time as the contingent events become probable.

Stock-based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$939	$305
General and administrative	414	135
Total stock-based compensation expense	$1,353	$440

Restricted Stock Activity
Restricted stock originally issued under the terms of the 2013 Plan allow the Company, at its discretion, to repurchase unvested shares at the initial purchase price if the employees or non-employees terminate their service relationship with the Company. The shares are recorded in stockholders’ equity (deficit) as they vest.
The following table summarizes changes in unvested restricted stock for the three months ended March 31, 2017 (in thousands, except per share amounts):

	Shares	Weighted-average grant date fair value per share
Unvested restricted stock as of December 31, 2016	94	$0.07
Issued	—	$—
Vested	(57)	$0.06
Repurchased	(1)	$0.37
Unvested restricted stock as of March 31, 2017	36	$0.08
The stock-based compensation expense related to restricted stock awards granted to employees and non-employees was less than $0.1 million and $0.4 million, respectively, for the three months ended March 31, 2017. The stock-based compensation expense related to restricted stock awards granted to employees and non-employees was less than $0.1 million and $0.2 million, respectively, for the three months ended March 31, 2016.
As of March 31, 2017, there was unrecognized stock-based compensation expense related to unvested restricted stock awards of less than $0.1 million, which the Company expects to recognize over a weighted-average period of approximately 1.6 years.
The aggregate fair value of restricted stock awards that vested during the three months ended March 31, 2017 and 2016, based upon the fair values of the stock underlying the restricted stock awards on the day of vesting, was $0.9 million and $0.4 million, respectively.
Stock Option Activity
The fair value of stock options during three months ended March 31, 2017 and 2016 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	2.1%	1.5%
Expected dividend yield	—%	—%
Expected term (in years)	6.1	6.0
Expected volatility	73.6%	67.8%

Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended March 31, 2017 and 2016 was $10.69 per share and $2.48 per share, respectively.
The following table summarizes changes in stock option activity during three months ended March 31, 2017 (in thousands, except per share amounts):

	Options	Weighted-average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2016	4,290	$3.95	8.7	$29,269
Granted	380	$16.19
Exercised	(50)	$2.19
Cancelled or forfeited	(41)	$3.09
Outstanding at March 31, 2017	4,579	$4.99	8.5	$77,846
Vested and expected to vest at March 31, 2017	4,579	$4.99	8.5	$77,846
Exercisable at March 31, 2017	1,429	$1.73	7.8	$28,953

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2017 and 2016 was $0.8 million and $0.1 million, respectively.
Stock-based compensation expense recognized during the three months ended March 31, 2017 and 2016 related to stock options granted to employees was $0.9 million and $0.2 million, respectively. As of March 31, 2017, there was unrecognized stock-based compensation expense related to unvested stock options of $12.3 million, which the Company expects to recognize over a weighted-average period of approximately 2.8 years.
9.   Income Taxes
Net operating loss (“NOL”) and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the Internal Revenue Code (the “IRC”). This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the Company's value immediately prior to the ownership change. An IRC Section 382 study, completed in August 2016, identified three previous ownership changes for purposes of IRC Section 382. As a result of these ownership changes, the Company's NOL and tax credit carryforwards allocable to the periods preceding each such ownership change are subject to limitations under IRC Section 382. Subsequent ownership changes may further affect the limitation in future years.
Pursuant to IRS Revenue Procedure 2004-34, the Company will recognize revenue for income tax purposes during the year ended December 31, 2017 related to the upfront cash payment that was received upon the execution of the Celgene Collaboration Agreement in July 2016. As the revenue to be recognized for income tax purposes is expected to exceed the Company’s eligible NOL and tax credit carryforwards generated since inception, as limited by IRC Section 382, the Company expects to incur approximately $14.0 million to $16.0 million in federal and state tax liabilities during the year ended December 31, 2017. No provision for or benefit from income taxes has been recorded for the three months ended March 31, 2017 due to the application of limitation rules within ASC 740, Income Taxes.
10.   Related-party Transactions
In July 2016, the Company entered into the Celgene Collaboration Agreement and a Series B-1 Preferred Stock Purchase Agreement with Celgene. Under the Celgene Collaboration Agreement, the Company received a non-refundable upfront payment of $225.0 million. Under the Series B-1 Preferred Stock Purchase Agreement, Celgene purchased 10,448,100 shares of Series B-1 preferred stock for $36.1 million. These shares of Series B-1 preferred stock were converted into 2,831,463 shares of common stock upon the completion of the Company’s IPO.

Since March 2012, the Company has received consulting and management services from one of its investors, Third Rock Ventures LLP (“Third Rock Ventures”). The Company incurred expenses of less than $10,000 for services from Third Rock Ventures during each of the three months ended March 31, 2017 and 2016.
11.   Net Loss per Share
For purposes of the diluted net loss per share calculation, convertible preferred stock, outstanding stock options and unvested restricted common stock are considered to be potentially dilutive securities, but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for all periods presented.
The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive effect (in common stock equivalent shares):

	Three Months Ended March 31,
	2017	2016
Series A convertible preferred stock	—	12,737
Series B convertible preferred stock	—	6,715
Outstanding stock options	4,579	2,358
Unvested restricted common stock	36	544
Total	4,615	22,354

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016 that was filed with the United States Securities and Exchange Commission, or the SEC, on March 10, 2017. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in Part II, Item 1A.
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

•
Our lead product candidate, JTX-2011, is a monoclonal antibody that binds to and activates ICOS, a protein on the surface of certain T cells commonly found in many solid tumors. Our preclinical data demonstrates that JTX-2011 stimulates a significant T cell immune response against solid tumors. We submitted our Investigational New Drug Application, or IND, for JTX-2011 to the Food and Drug Administration, or FDA, in July 2016 and began the Phase I portion of our JTX-2011 multi-arm Phase I/II clinical trial in patients with solid tumors in August 2016. In April 2017, we began the monotherapy cohorts of the Phase II portion of this clinical trial, which evaluate JTX-2011 as a monotherapy across more than three disease-specific expansion cohorts in solid tumors, including patients with head and neck squamous cell cancer and non-small cell lung cancer. We believe JTX-2011 has the potential to act both as a single agent and more importantly in combination with other therapies, such as anti-PD-1 antibodies, to offer treatment alternatives to patients who otherwise lack an effective response to currently approved therapies. We are also conducting IND enabling studies for JTX-4014, an anti-PD-1 antibody, that assuming continued successful development, we intend to use in future combinations with JTX-2011 as well as for use in combination with other future product candidates, as we believe combination therapy has the potential to be a mainstay of cancer immunotherapy.

•
We are discovering and developing immunotherapies beyond the currently approved products targeting T effector cells. To do so, we are leveraging our Translational Science Platform to systematically and comprehensively interrogate cell types within the human tumor microenvironment, or TME, to enable us to develop therapies with the potential to benefit patients with tumors across the spectrum from hot to cold tumor characteristics. This includes focusing on adaptive and innate immune cells, such as B and T regulatory cells, and immunosuppressive macrophages, respectively. Therapies targeting these cell types and cell subsets may have the potential to complement existing approaches that focus on T effector cells and thereby benefit many patients who do not respond to the currently approved T effector cell-focused immunotherapies. In addition, we are discovering and developing multiple approaches, including targeting stromal cells, with the potential to convert cold tumors to hot tumors, thereby making the tumors more amenable to immunotherapy, perhaps in combination approaches.

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
In July 2016, we entered into a Master Research and Collaboration Agreement, or the Celgene Collaboration Agreement, and a Series B-1 Preferred Stock Purchase Agreement with Celgene Corporation, or Celgene. Under the terms of these agreements, we received a $225.0 million upfront cash payment and $36.1 million from the sale of 10,448,100 shares of our Series B-1 convertible preferred stock.
Under the Celgene Collaboration Agreement, we granted Celgene exclusive options to develop and commercialize our lead product candidate, JTX-2011, and up to four early-stage programs, or the Lead Program and Other Programs, consisting of targets to be selected from a pool of certain B cell, T regulatory cell and tumor-associated macrophage targets. Additionally, Celgene has an exclusive option to develop and commercialize our product candidate JTX-4014, which, upon exercise of such option, will be a shared program that may be used by both parties in and outside of the collaboration. Prior to Celgene exercising any of its options, we are responsible for all research and development activities under the Celgene Collaboration Agreement.
Upon the exercise of each program option, the parties will enter into a co-development and co-commercialization agreement, or the Co-Co Agreements, or, in the case of JTX-4014, a license agreement, or the JTX-4014 License Agreement, that governs the development and commercialization of the applicable program. Although the agreements will not be executed unless and until Celgene exercises an option, the parties have agreed to the terms of the Co-Co Agreements and the JTX-4014 License Agreement as part of the Celgene Collaboration Agreement. Under the Co-Co Agreements and the JTX-4014 License Agreement, we will share with Celgene the United States profits or losses and development costs on such collaboration program.
If Celgene exercises its option for a program other than JTX-4014, we will enter into a Co-Co Agreement, pursuant to which Celgene will have the exclusive right to develop and commercialize the products arising out of such collaboration program outside of the United States, and we will be eligible to receive tiered royalties ranging from a high single digit to mid-teen percentage rate on net product sales outside of the United States. Under each Co-Co Agreement, we will also have the right to opt out of profit sharing and instead receive milestones and royalties.
Furthermore, if Celgene exercises its option for JTX-4014, we will enter into the JTX-4014 License Agreement, pursuant to which Celgene and us will each have equal rights to develop and commercialize JTX-4014 in combination with other proprietary molecules in their or our respective pipelines or in combination with products arising out of collaboration programs. Subject to terms specified in the license agreement for JTX-4014, the party owning the proprietary molecule that is combined with JTX-4014, if such molecule does not arise from a collaboration program with Celgene, will be solely responsible for all development and commercialization costs related to such combination. If JTX-4014 is combined with a product arising from a collaboration program, then the parties will share costs and, if co-packaged or co-formulated, profits or losses in accordance with the Co-Co Agreements for such other product.
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
The development milestones are payable on initiation of certain clinical trials and range from $32.5 million to $105.0 million, per program, with an aggregate total of $290.0 million. The regulatory approval milestones are payable upon regulatory approval in the United States and outside the United States and range from $7.5 million to

$50.0 million per milestone, with an aggregate total of $700.0 million. The commercial milestones are payable upon achievement of specified aggregate product sales outside the United States for each program and range from $40.0 million to $200.0 million per milestone, with an aggregate total of $1.270 billion. We are also eligible to receive royalties on product sales outside the United States ranging from high single digit to mid-teen royalties. If Celgene elects to exercise any of the program options, Celgene will pay us an option-exercise fee of $10.0 million to $60.0 million that varies by program, with an aggregate of $182.5 million if Celgene exercises all six program options. The initial research term of the collaboration is four years, which can be extended, at Celgene’s option, annually for up to three additional years for additional consideration that ranges from $30.0 million to $45.0 million per year, for an aggregate of $120.0 million if the term is extended for an additional three years.
Since inception, our operations have focused on organizing and staffing our Company, business planning, raising capital, developing our Translational Science Platform and conducting research, preclinical studies and clinical trials. We do not have any products approved for sale. From inception through March 31, 2017, we have recognized a total of $57.5 million in collaboration revenue under the Celgene Collaboration Agreement. We are subject to a number of risks comparable to those of other similar companies, including dependence on key individuals; the need to develop commercially viable products; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of our products. We have funded our operations through March 31, 2017 primarily through private placements of our Series A, Series B and Series B-1 convertible preferred stock, the upfront payment received under the Celgene Collaboration Agreement and proceeds received from our initial public offering, or IPO.
On February 1, 2017, we closed our IPO of 7,319,750 shares of our common stock at a public offering price of $16.00 per share, including 954,750 shares of our common stock issued upon the full exercise by the underwriters of their option to purchase additional shares. The gross proceeds from the IPO were $117.1 million, and net proceeds were $106.5 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.
Due to our significant research and development expenditures, we have generated substantial operating losses in each annual period since our inception. We have incurred an accumulated deficit of $72.8 million through March 31, 2017. We expect to incur substantial additional losses in the future as we expand our research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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
Financial Operations Overview
Revenue
To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended March 31, 2017, we recognized $20.3 million of collaboration revenue under the Celgene Collaboration Agreement. As of March 31, 2017, we had not received any milestone or royalty payments under the Celgene Collaboration Agreement.
In the future, we will continue to generate revenue from the Celgene Collaboration Agreement and may generate revenue from product sales or other collaboration agreements, strategic alliances and licensing arrangements. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of license fees, milestones, reimbursement of costs incurred and other payments and product sales, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
Operating Expenses
Research and Development
Research and development expenses represent costs incurred by us for the discovery, development and manufacture of JTX-2011, JTX-4014, and our discovery programs and include: external research and development expenses incurred under arrangements with third parties, academic and non-profit institutions and consultants, salaries and personnel-related costs, including non-cash stock-based compensation expense, license fees to acquire in-process technology and other expenses, which include direct and allocated expenses for laboratory, facilities and other costs.
We use our employee and infrastructure resources across multiple research and development programs directed toward developing our Translational Science Platform and for identifying and developing product candidates. We manage certain activities such as contract research and manufacture of JTX-2011, JTX-4014 and our discovery programs through our third-party vendors.
At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty of:

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
A change in the outcome of any of these variables with respect to the development of any of our product candidates would significantly change the costs, timing and viability associated with the development of that product candidate. We plan to increase our research and development expenses for the foreseeable future as we continue the enhancement of our Translational Science Platform, our strategic collaboration with Celgene and continue to progress our pipeline. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our programs and/or product candidates, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to personnel, early research, and consumable costs, which are deployed across multiple projects under development. Also, due to the early stage of our programs and product candidates, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize our products, if and when approved. A portion of our research and development costs are external costs, which we do track on a program-by-program basis following the program’s nomination to the development candidate stage. We began incurring such external costs for JTX-2011 in early 2015 and JTX-4014 in early 2016. Included below are external research and development as well as external clinical and regulatory costs for JTX-2011, JTX-4014 and pre-development candidates:

	Three Months Ended March 31,
(in thousands)	2017	2016
JTX-2011	$5,182	$3,476
JTX-4014	946	80
Pre-development candidate expenses	336	227
Total external research and development and clinical and regulatory costs	$6,464	$3,783
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
General and Administrative
General and administrative expenses consist of salaries and personnel-related costs, including non-cash stock-based compensation expense, for our personnel in executive, legal, finance and accounting, human resources and other administrative functions, fees paid for accounting and tax services, consulting fees, facility costs not otherwise included in research and development expenses and non-litigation legal costs. Non-litigation legal costs include general corporate and patent legal fees and related costs.
We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities and the increased costs of operating as a public company. These increases will likely include costs related to additional personnel, outside consultants, attorneys, and accountants, among other expenses.
Other Income, Net
Other income, net, consists primarily of interest and investment income on our cash, cash equivalents and investments.
Results of Operations
Comparison of the Three Months Ended March 31, 2017 and 2016
The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016, along with the changes in those items in dollars:

	Three Months Ended March 31,
(in thousands)	2017	2016	$ Change
Revenue:
Collaboration revenue—related party	$20,289	$—	$20,289
Operating expenses:
Research and development	14,959	8,255	6,704
General and administrative	5,577	2,646	2,931
Total operating expenses	20,536	10,901	9,635
Other income, net	632	11	621
Net income (loss)	$385	$(10,890)	$11,275

Collaboration Revenue
Collaboration revenue for the three months ended March 31, 2017 was solely related to the amortization of the $225.0 million upfront payment received under our Celgene Collaboration Agreement that was executed in July 2016.
Research and Development
The following table summarizes our research and development expenses for three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in thousands)	2017	2016	$ Change
Employee compensation	$4,786	$2,313	$2,473
External research and development	3,222	3,275	(53)
External clinical and regulatory	3,242	508	2,734
Lab consumables	1,682	1,081	601
Consulting research	161	319	(158)
Facility costs	1,497	566	931
Other research	369	193	176
Total research and development expenses	$14,959	$8,255	$6,704
Research and development expenses increased by $6.7 million from $8.3 million for the three months ended March 31, 2016 to $15.0 million for the three months ended March 31, 2017. The increase in research and development expenses was primarily attributable to the following:

•	$2.5 million of increased employee compensation costs due to increased headcount, of which $0.6 million related to increased stock-based compensation expense;

•	$2.7 million of increased clinical and regulatory costs related to our JTX-2011 Phase I/II clinical trial;

•	$0.6 million of increased lab consumables costs attributable to our increased headcount and our general research and development activities; and

•	$0.9 million of increased facility costs, including expenses associated with our new corporate headquarters, depreciation and maintenance costs.
General and Administrative
The following table summarizes our general and administrative expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in thousands)	2017	2016	$ Change
Employee compensation	$2,284	$1,240	$1,044
Consulting	370	181	189
Legal fees	387	377	10
Facility costs	1,319	444	875
Other	1,217	404	813
Total general and administrative expenses	$5,577	$2,646	$2,931
General and administrative expenses increased by $2.9 million from $2.6 million for the three months ended March 31, 2016 to $5.6 million for the three months ended March 31, 2017. The increase in general and administrative expense was primarily attributable to the following:

•	$1.0 million of increased employee compensation costs due to increased headcount, of which $0.3 million related to increased stock-based compensation expense;

•	$0.9 million of increased facility costs, including expenses associated with our new corporate headquarters, depreciation and maintenance costs; and

•	$0.8 million of increased other costs, including travel, insurance and audit and tax fees.
Other Income, net
Other income, net, increased by $0.6 million from less than $0.1 million for the three months ended March 31, 2016 to $0.6 million for the three months ended March 31, 2017. The change in other income, net is attributable to increased interest and investment income on our cash, cash equivalents and investments as a result of the investment of the upfront payment received under the Celgene Collaboration Agreement and the net proceeds received from our IPO.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations through March 31, 2017 primarily through gross proceeds from private placements of our Series A, Series B and Series B-1 convertible preferred stock of $139.1 million, a non-refundable upfront payment of $225.0 million received in connection with the Celgene Collaboration Agreement and net proceeds from our IPO of $106.5 million. As of March 31, 2017, we had cash, cash equivalents and investments of $340.0 million.
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
Due to our significant research and development expenditures, we have generated substantial operating losses since inception. We have incurred an accumulated deficit of $72.8 million through March 31, 2017. We expect to incur substantial additional losses in the future as we expand our research and development activities and continue to advance our programs. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments of $340.0 million will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. However, we have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our capital resources sooner than we expect. The timing and amount of our operating expenditures will depend largely on:

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
Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net cash (used in) provided by:
Operating activities	$(17,439)	$(11,458)
Investing activities	(72,853)	(250)
Financing activities	107,435	(1,625)
Net increase (decrease) in cash and cash equivalents	$17,143	$(13,333)
Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2017 was $17.4 million, compared to net cash used in operating activities of $11.5 million for the three months ended March 31, 2016. Cash used in operating activities increased by $6.0 million primarily due to an increase in our operating expenses during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This increase in operating expenses was primarily due to our increased headcount and increased clinical and regulatory costs related to our JTX-2011 Phase I/II clinical trial.

Cash Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2017 was $72.9 million, compared to net cash used in investing activities of $0.3 million for the three months ended March 31, 2016. Cash used in investing activities increased by $72.6 million primarily due to purchases of investments made using a portion of the net proceeds received from our IPO. In addition, purchases of property and equipment increased by $6.8 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily due to leasehold improvements associated with our new corporate headquarters.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2017 was $107.4 million, compared to net cash used in financing activities of $1.6 million for the three months ended March 31, 2016. Cash provided by financing activities increased by $109.1 million primarily due to the receipt of $106.5 million of net proceeds from our IPO, after deducting underwriting discounts and commissions and other offering expenses payable by us. A portion of these offering expenses were paid during the year ended December 31, 2016.
Contractual Obligations
Our contractual obligations and commitments were reported in our Annual Report on Form 10-K for the year ended
December 31, 2016, which was filed with the SEC on March 10, 2017. There have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates which include, but are not limited to, estimates related to accrued expenses, stock-based compensation expense, income taxes and the period of performance for units of accounting identified under the Celgene Collaboration Agreement. We base our estimates on historical experience and other market specific or other relevant assumptions we believe to be reasonable under the circumstances. Actual results could differ from those estimates.
During the three months ended March 31, 2017, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 10, 2017.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of March 31, 2017, we had cash, cash equivalents and investments of $340.0 million. This amount was comprised of cash and cash equivalents of $62.0 million, short-term investments of $200.3 million and long-term investments of $77.7 million. Our cash and cash equivalents consist primarily of money market funds that are invested in U.S. Treasury obligations. Our short-term investments consist of corporate debt securities and U.S. Treasury obligations with an original maturity greater than ninety days and less than one year from the balance sheet date. Our long-term investments consist of corporate debt securities, U.S. Treasury obligations and government agency securities with maturities of greater than one year that are not expected to be used to fund current operations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of our cash equivalents and short-term investments and our conservative long-term investment approach, a sudden change in interest rates would not be expected to have material effect on our business, financial condition or results of operations.
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2017.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are not currently a party to any material legal proceedings.
Item 1A. Risk Factors
Our business is subject to numerous risks. The following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission, or the SEC, press releases, communications with investors, and oral statements. Actual future results may differ materially from those anticipated in our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted or ethics committees, or by the FDA or other regulatory authorities, or recommended for suspension or termination by the Data Safety Monitoring Board, or DSMB, for such trial. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, including those issues or effects seen in other drugs or drug candidates in the class to which our drug candidates belong, failure to demonstrate a benefit from using a product, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of JTX-2011, JTX-4014 and any other future product candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials.
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
The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

•	the patient eligibility criteria defined in the protocol;

•	our ability to enroll sufficient number of patients with a predictive biomarker;

•	the size of the patient population required for analysis of the trial’s primary endpoints;

•	the proximity of patients to study sites;

•	the design of the trial;

•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•
clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;

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
For example, in the context of immunotherapies, in a Phase I clinical trial of TeGenero AG’s product candidate TGN1412, when healthy volunteer subjects received the immunotherapy product candidate, they experienced cytokine release syndrome resulting in acute renal failure and acute respiratory distress syndrome requiring interventions such as dialysis and critical care support. Following this experience, regulatory agencies now ask for evaluation of immunomodulatory antibodies with a number of in vitro assays with human cells. While we have already evaluated JTX-2011 in these in vitro tests, we have only recently initiated our Phase I/II clinical trial of JTX-2011, and the risk profile in humans has yet to be assessed.
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
Although JTX-2011, JTX-4014 and any other future product candidates will undergo safety testing to the extent possible and, where applicable, under such conditions discussed with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated. Immunotherapy, and its method of action of harnessing the body’s immune system, is powerful and could lead to serious side effects that we only discover in clinical trials. Unforeseen side effects from JTX-2011, JTX-4014 and any other future product candidates could arise either during clinical development or, if such side effects are more rare, after JTX-2011, JTX-4014 and any other future product candidates have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. Harnessing T cells to kill tumors is risky and may have unintended consequences. So far, we have not previously demonstrated that JTX-2011 or JTX-4014 are safe in humans, and we cannot predict if future clinical trials will do so. If JTX-2011, JTX-4014 or any other future product candidates we develop fail to demonstrate safety and efficacy in clinical trials or do not gain marketing approval, we will not be able to generate revenue and our business will be harmed.
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
Similarly, in Europe, the European Commission grants Orphan Drug Designation after receiving the opinion of the European Medicines Agency’s, or EMA, Committee for Orphan Medicinal Products on an Orphan Drug Designation application. Orphan Drug Designation is intended to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in Europe and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in Europe would be sufficient to justify the necessary investment in developing the drug. In Europe, Orphan Drug Designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor.
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
Marketing approval of a BLA is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials, or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for FDA approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address and the regulations applicable to any particular product candidate. The FDA can delay, limit or deny approval of a product candidate for many reasons, including, but not limited to, the following:

•	a product candidate may not be deemed safe or effective;

•	FDA officials may not find the data from preclinical studies and clinical trials sufficient;

•	the FDA might not deem our or our third-party manufacturers’ processes or facilities adequate for approval of our marketing applications; or

•	the FDA may change its approval policies or adopt new regulations.
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
We expect to initially develop our lead product candidate, JTX-2011. However, one of our strategies is to pursue clinical development of additional product candidates. Developing, obtaining marketing approval for, and commercializing additional product candidates will require substantial additional funding beyond our cash, cash equivalents and investments and are prone to the risks of failure inherent in medical product development. We cannot assure you that we will be able to successfully advance any of these additional product candidates through the development process.
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
The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay marketing approval of JTX-2011, JTX-4014 and any other future product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
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
In July 2016, we entered into a Master Research and Collaboration Agreement, or Celgene Collaboration Agreement, with Celgene Corporation, or Celgene, focused on developing and commercializing biologic immunotherapies. Under our Celgene Collaboration Agreement with Celgene, Celgene may exercise options granting it certain commercialization or licensing rights for JTX-2011, JTX-4014 and other product candidate programs from a pool of certain molecular targets. The collaboration involves a complex allocation of rights, provides for milestone payments to us based on the achievement of specified clinical development, regulatory and commercial milestones, provides for additional payments upon Celgene’s election to exercise rights to commercialize additional product candidates or extend the research term, and provides us with profit-sharing and royalty-based revenue if certain product candidates are successfully commercialized. We cannot provide any assurance with respect to, or otherwise, the success of the collaboration.
We may form or seek other strategic alliances, joint ventures, or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to JTX-2011, JTX-4014 and any future product candidates that we may develop. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into any other arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates, which could be more limiting than our existing arrangements with Celgene. Our ability to generate revenues from these arrangements, including our arrangement with Celgene, will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.
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

•
Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing. For example, under our collaboration agreement with Celgene, at any point in the research, development and clinical trial process, or during the term of any applicable co-development and co-commercialization or license agreement, respectively, Celgene may terminate the applicable agreement upon 120 days’ prior written notice with respect to any product candidate that is subject to the collaboration agreement without triggering a termination of the remainder of the collaboration and, under a co-development and co-commercialization agreement or a license agreement, it is possible for Celgene to terminate that agreement upon 120 days prior written notice at any point during the development or commercialization activities. If Celgene exercises any such termination right, we may not have sufficient resources to continue the research, development or commercialization of such product candidate.

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

•
Collaborators may not properly enforce, maintain or defend our intellectual property rights or may use our proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation, or other intellectual property proceedings. For example, under certain limited circumstances, Celgene has the first right to enforce, maintain or defend our intellectual property rights under our collaboration arrangement with respect to certain licensed programs and, although we may have the right to assume the enforcement, maintenance and defense of our intellectual property rights if Celgene does not, our ability to do so may be compromised by Celgene’s actions.

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

•
Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. For example, Celgene can terminate its agreement with us, in its entirety or with respect to any program, upon 120 days’ notice and can terminate the entire agreement with us in connection with a material breach of the agreement by us that remains uncured for 90 days. If Celgene exercises such termination right, we may not have sufficient resources to continue the development of such product candidate.

•
Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.

•
Collaboration agreements may restrict our right to independently pursue new product candidates. For example, if Celgene exercises its option for a program within the collaboration other than JTX-4014, then until termination or expiration of the applicable co-development and co-commercialization agreement for such program, we may not directly or indirectly research, develop, manufacture or commercialize, outside of the collaboration, any biologic medicine or product candidate with specified activity against that program’s collaboration target.

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
We face significant competition in seeking appropriate strategic partners and the negotiation process is time consuming and complex. Whether we reach a definitive agreement for other collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the progress of our clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Further, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for future product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.
We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators. For example, during the research term of our collaboration with Celgene, we may not directly or indirectly research, develop, manufacture or commercialize, except pursuant to the agreement, certain product candidates. In addition, if Celgene exercises its option for a program within the collaboration other than JTX-4014, then until termination or expiration of the applicable co-development and co-commercialization agreement for such program, we may not directly or indirectly develop, manufacture or commercialize, outside of the collaboration, any biologic medicine or product candidate with specified activity against that program’s collaboration target.
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
Exclusivity and other governance provisions within our collaboration agreement with Celgene may prevent us from pursuing alternative product candidates and exercising complete control over our product candidates’ development.
During the research term in our collaboration agreement with Celgene, we may not alone, or with a third party, research, develop, manufacture or commercialize a biologic that binds to a pool of certain B cell, T regulatory cell or tumor-associated macrophage targets, other than PD-1, that meet certain criteria, termed an exclusive target, and inhibit, activate or otherwise modulate the activity of such exclusive target. In addition, if Celgene exercises its option for a program within the collaboration other than JTX-4014, then until termination or expiration of the applicable co-development and co-commercialization agreement for such program, we may not directly or indirectly research, develop, manufacture or commercialize, outside of the collaboration, any biologic with specified activity against that program’s collaboration target. Further, our collaboration with Celgene is governed by the joint steering committee, or JSC, and a joint patent committee. The JSC may establish additional subcommittees, to oversee particular projects or activities. Subject to limitations specified in the agreement, if the applicable governance committee is unable to make a decision by consensus and the parties are unable to resolve the issue through escalation to specified senior executive officers of the parties, then we generally have final decision-making authority over research and development matters for programs prior to Celgene’s exercise of its option to such program. If Celgene exercises its option for a program, final decision-making authority for that program is specified in the applicable co-development and co-commercialization agreement or license agreement. These exclusivity and governance provisions may inhibit our development efforts and may materially harm our business, financial condition, results of operations and prospects.
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
We and our clinical investigators and CROs are required to comply with regulations and requirements, including GCP, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any drugs in clinical development. The FDA enforces GCP requirements through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our clinical investigators or CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials will comply with GCP. In addition, our clinical trials must be conducted with product candidates produced under cGMP regulations. Our failure or the failure of our clinical investigators or CROs to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process and could also subject us to enforcement action. We also are required to register certain ongoing clinical trials and provide certain information, including information relating to the trial’s protocol, on a government-sponsored database, ClinicalTrials.gov, within specific timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
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
The life sciences industry is highly competitive and subject to rapid and significant technological change. We are currently developing therapeutics that will compete with other products and therapies that currently exist or are being developed such as GlaxoSmithKline plc’s anti-ICOS program. Products we may develop in the future are also likely to face competition from other products and therapies, some of which we may not currently be aware. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other research institutions. Many of our competitors have significantly greater financial, manufacturing, marketing, product development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining marketing approvals, recruiting patients and in manufacturing pharmaceutical products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or marketing approval or discovering, developing and commercializing products in our field before we do.
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

•
approved immunotherapy antibodies, an approved anti-CTLA 4 antibody (Yervoy, marketed by Bristol Myers Squibb Company), approved anti-PD-1/anti-PD-L1 antibodies (Opdivo, Keytruda, Tecentriq, Bavencio and Imfinzi, marketed by Bristol Myers Squibb Company, Merck & Co., Genentech, Inc., Merck KGaA and Pfizer, Inc., and AstraZeneca PLC, respectively) and anti-PD-L1/anti-PD-L1 immunotherapy antibodies that are in clinical development;

•	other agonist immunotherapy antibodies that are in clinical development; and

•	therapies targeting macrophages that are in clinical development.
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
In addition, our ability to compete in the future may be affected in many cases by insurers or other third-party payors seeking to encourage the use of biosimilar products. In March 2010, then-President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Affordable Care Act also created a new regulatory scheme authorizing the FDA to approve biosimilars. Under the Affordable Care Act, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product,” without the need to submit a full package of preclinical and clinical data. Under this new statutory scheme, an application for a biosimilar product may not be submitted to the FDA until four years following approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product.
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
We expect to continue to rely on third-party manufacturers if we receive marketing approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to maintain third-party manufacturing for JTX-2011, JTX-4014 or obtain or maintain third-party manufacturing for any other future product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize JTX-2011, JTX-4014 or any other future product candidates successfully. We do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing of JTX-2011, JTX-4014 or any other future product candidates, and the actual cost to manufacture JTX-2011, JTX-4014 or any other future product candidate could materially and adversely affect their commercial viability. As a result, we may never be able to develop a commercially viable product. Our or a third party’s failure to execute on our manufacturing requirements, to do so on commercially reasonable terms and comply with cGMP could adversely affect our business in a number of ways, including:

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
We face an inherent risk of product liability as a result of the clinical testing of JTX-2011, JTX-4014 and any other future product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if JTX-2011, JTX-4014 or any other future product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of JTX-2011, JTX-4014 or any other future product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for JTX-2011, JTX-4014 and any other future product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	initiation of investigations by regulators;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	exhaustion of any available insurance and our capital resources;

•	the inability to commercialize any product candidate; and

•	a decline in our share price.

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
The commercial success of our products will depend in part on public acceptance of the use of cancer immunotherapies. Adverse events in clinical trials of JTX-2011, JTX-4014 or any other future product candidates or in clinical trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of immuno-oncology that may occur in the future, including in connection with competitor therapies such as GlaxoSmithKline plc’s anti-ICOS antibody, could result in a decrease in demand for JTX-2011, JTX-4014 or any other products that we may develop. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our therapies or those of our competitors, our products may not be accepted by the general public or the medical community.
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
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.
In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.
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
As a result of the 2016 election in the United States, there is great political uncertainty concerning the fate of the Affordable Care Act and other healthcare laws. The current administration supports a repeal of the Affordable Care Act and an Executive Order has been signed commanding federal agencies to try to waive or delay requirements of the Affordable Care Act that impose economic or regulatory burdens on states, families, the health-care industry and others. The Executive Order also declares that the administration will seek the “prompt repeal” of the law and that the government should prepare to “afford the States more flexibility and control to create a more free and open healthcare market.” At this time, the immediate impact of the Executive Order is not clear. In addition, the United States Congress is expected to continue to draft legislation to repeal parts of the Affordable Care Act, but it is uncertain when such legislation would be passed and whether Congress would replace the law and what any replacement law would encompass. We cannot predict any initiatives that may be adopted in the future. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for JTX-2011, JTX-4014 and any other future product candidates or complementary diagnostics or companion diagnostics or additional pricing pressures.
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

•
the federal legislation commonly referred to as the Physician Payments Sunshine Act, created under the Affordable Care Act, and its implementing regulations, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time- and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.
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
We are a clinical stage biopharmaceutical company with a limited operating history, and we are early on in our development efforts. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain marketing approval and become commercially viable. We have financed our operations primarily through the sale of equity securities, convertible debt securities and our collaboration with Celgene. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of JTX-2011 and preclinical and planned clinical development of JTX-4014 and other discovery programs. The size of our future net losses will depend, in part, on our future expenses and our ability to generate additional revenue, if any. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have incurred losses in each annual period since our inception. For the years ended December 31, 2016, 2015 and 2014, we reported net losses of $13.7 million, $28.5 million and $10.5 million, respectively. For the three months ended March 31, 2017, we reported net income of $0.4 million. As of March 31, 2017, we had an accumulated deficit of $72.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, our product candidate and any additional product candidates we may develop.

Even if we succeed in receiving marketing approval for and commercialize our product candidate, we will continue to incur substantial research and development and other expenditures to develop and market additional potential products. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
Our operations have consumed substantial amounts of cash since inception. As of March 31, 2017, our cash, cash equivalents and investments were $340.0 million. We expect to continue to spend substantial amounts to continue the clinical development of JTX-2011 and preclinical and clinical development of JTX-4014 and any future product candidates. If we are able to gain marketing approval of JTX-2011, JTX-4014 and any other future product candidates, we will require significant additional amounts of cash in order to launch and commercialize JTX-2011,

JTX-4014 and any other future product candidates to the extent that such launch and commercialization are not the responsibility of Celgene. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of JTX-2011, JTX-4014 and any other future product candidates. Our future capital requirements depend on many factors, including:

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
We do not have any committed external source of funds or other support for our development efforts, other than our collaboration with Celgene, which is limited in scope and duration. We do not expect to receive any option exercise payments from Celgene until at least the first quarter of 2018, and we will not receive any milestone payments prior to Celgene exercising a licensing or co-development option. Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements for at least 24 months from the filing date of this Quarterly Report on Form 10-Q.
If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to JTX-2011, JTX-4014 and any other future product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain adequate financing on favorable terms when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials or research and development programs or our commercialization efforts.
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
As of April 28, 2017, with respect to JTX-2011 patent rights, we own three pending U.S. provisional patent applications, one pending U.S. non-provisional application, five foreign patent applications, and three pending Patent Cooperation Treaty, or PCT, patent applications within two patent families that cover compositions of matter and methods of use and ICOS-related biomarkers, and we do not own any issued patents. As of April 28, 2017 with respect to JTX-4014 patent rights, we own one pending U.S. provisional patent application that covers compositions of matter and methods of use, and we do not own any non-provisional applications or issued patents. These provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any of our future patent applications for JTX-2011, JTX-4014 or any other future product candidates will result in the issuance of patents that effectively protect JTX-2011, JTX-4014 and any other future product candidates, or if any of our issued patents or if any of our licensor’s issued patents will effectively prevent others from commercializing competitive products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all until they are issued as a patent. Therefore, we or our licensors cannot be certain that we were the first to make the inventions claimed in our licensed patents, patents we own in the future, or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.
Our pending applications cannot be enforced against third parties practicing the inventions claimed in such applications unless and until a patent issues from such applications. Because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, issued patents that we license from third parties or own in the future may be challenged in the courts or patent offices in the United States and abroad, including through opposition proceedings, derivation proceedings, inter partes review, ex parte reexam, post grant review, interference proceedings or litigation. Such proceedings may result in the loss of patent protection, the narrowing of claims in such patents or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical products, or limit the duration of the patent protection for JTX-2011, JTX-4014 and any other future product candidates. Protecting against the unauthorized use of our or our licensor’s patented inventions, trademarks and other intellectual property rights is expensive, time consuming, difficult and in some cases may not be possible. In some cases, it may be difficult or impossible to detect third-party infringement or misappropriation of our intellectual property rights, even in relation to issued patent claims, and proving any such infringement may be even more difficult. If we are unable to obtain, maintain, and protect our intellectual property our competitive advantage could be harmed, and it could result in a material adverse effect on our business, financial condition, and the results of operations and prospects.
If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.
In addition to seeking patent protection, we also rely on other proprietary rights, including protection of trade secrets, know-how and confidential and proprietary information. To maintain the confidentiality of our trade secrets and proprietary information, we enter into confidentiality agreements with our employees, consultants, collaborators and other third parties who have access to our trade secrets. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. Our agreements with employees also provide that any inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. However, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. The assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. In addition, in the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection, particularly for our trade secrets or other confidential information. To the extent that our employees, consultants or contractors use technology or know-how owned by third parties in their work for us, disputes may arise between us and those third parties as to the rights in related inventions.
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
Our commercial success depends on our ability and the ability of our current or future collaborators to develop, manufacture, market and sell JTX-2011, JTX-4014 and any other future product candidates, and to use our related proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any other future product candidates, including interference, proceedings, post-grant review, inter partes review, ex parte reexam and derivation proceedings before the U.S. Patent and Trademark Office, or USPTO. Third parties may assert infringement or other intellectual property claims against us based on existing patents or patents that may be granted in the future. For example, we are aware of third party patents generally directed to methods of treating certain indications with an anti-PD-1 monoclonal antibody that may be construed to cover one or more of our current and future product candidates. If we are found to infringe a third-party’s intellectual property rights, and we are unsuccessful in demonstrating that such intellectual property rights are invalid or unenforceable, we could be required to obtain a license from such third party to continue developing, manufacturing and commercializing JTX-2011, JTX-4014 and any other future product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing JTX-2011, JTX-4014 or any other future product candidates. In addition, in any such proceeding or litigation, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar material adverse effect on our business.
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
The Biologics Price Competition and Innovation Act of 2009, or BPCIA, established legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.
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
Filing, prosecuting and defending patents on JTX-2011, JTX-4014 and all other future product candidates throughout the world would be prohibitively expensive, and our or our licensors’ intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws and practices of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we and our licensors may not be able to prevent third parties from practicing our and our licensors’ inventions in all countries outside the United States, or from selling or importing products made using our and our licensors’ inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, and may export otherwise infringing products to territories where we or our licensors have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.
Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our or our licensor’s patents or marketing of competing products in violation of our intellectual property and proprietary rights generally in those countries. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business, could put our and our licensors’ patents at risk of being invalidated or interpreted narrowly and our and our licensors’ patent applications at risk of not issuing and could provoke third parties to assert claims against us or our licensors. We or our licensors may not prevail in any lawsuits that we or our licensors initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property we develop or license.
In addition, the laws of certain foreign countries may not protect our rights to the same extent as the laws of the United States, and those foreign laws may also be subject to change. For example, methods of treatment and manufacturing processes may not be patentable in certain jurisdictions, and the requirements for patentability may differ in certain countries. Furthermore, generic and/or biosimilar product manufacturers or other competitors may challenge the scope, validity and enforceability of our or our licensors’ patents, requiring us or our licensors to engage in complex, lengthy and costly litigation or proceedings.
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
Generic or biosimilar product manufacturers may develop, seek approval for, and launch biosimilar versions or generic versions, respectively, of our products. The FDA has published draft guidance documents on biosimilar product development. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biosimilar and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. If JTX-2011, JTX-4014 and any other future product candidates are approved by the FDA, the approval of a biosimilar product to one of our products could have a material impact on our business. In particular, a biosimilar product could be significantly less costly to bring to market and priced significantly lower than our products, if approved by the FDA. See “Business—U.S. Patent Term Restoration and Marketing Exclusivity” for a more detailed description of the BPCIA.
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
Many of our employees, our collaborators’ employees and our licensors’ employees, including our senior management, are currently or previously were employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees, including each member of our senior management, executed proprietary rights, non-disclosure and non-competition agreements, or similar agreements, in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms, or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management. Any of the foregoing may have a material adverse effect on our business, financial condition, results of operations and prospects.
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
If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering one of JTX-2011, JTX-4014 or any other future product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be, among other things, an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be, among other things, an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include inter partes review, ex parte reexam, post-grant review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions, such as opposition proceedings. Such proceedings could result in revocation, cancellation or amendment to our patents in such a way that they no longer cover and protect JTX-2011, JTX-4014 and any other future product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. For example, with respect to the validity of our licensed patents or any patents we obtain in the future, we cannot be certain that there is no invalidating prior art of which we, our or our licensing partner’s patent counsel, and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on JTX-2011, JTX-4014 and any other future product candidates. Such a loss of patent protection could have a material adverse impact on our business.
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
As of March 31, 2017, we had 100 full-time employees, including 74 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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
To induce valuable employees to remain at our Company, in addition to salary and cash incentives, we have provided restricted stock and stock option grants that vest over time. The value to employees of these equity grants that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of all of these individuals or the lives of any of our other employees.
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
Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.
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
We have entered into a collaboration agreement with Celgene, and may evaluate various acquisitions and additional strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Our relationship with Celgene and any potential acquisition or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;

•	the assumption of additional indebtedness or contingent liabilities;

•	the issuance of our equity securities;

•	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;

•	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;

•	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;

•	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and marketing approvals; and

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
As of March 31, 2017, we had $340.0 million of cash, cash equivalents, and investments. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or investments since March 31, 2017, we cannot assure you that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments, or our ability to meet our financing objectives. Furthermore, our stock price may decline due, in part, to the volatility of the stock market and the general economic downturn.
Risks Related to our Common Stock
Our ability to utilize our net operating loss carryforwards and certain other tax attributes has been limited by “ownership changes” and may be further limited.
Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. A Code Section 382 study, completed in August 2016, identified three previous ownership changes for purposes of Code Section 382. As a result of these ownership changes, our net operating loss and tax credit carryforwards allocable to the periods preceding each such ownership change are subject to limitations under Code Section 382. We may experience ownership changes in the future as a result subsequent shifts in our stock ownership, some of which are outside our control. Our ability to utilize our net operating loss carryforwards is limited by our previous ownership changes and the rest may become subject to limitations by “ownership changes” in the future, which could result in increased tax liability to us.

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.
Our stock price is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. During the period covered by this Quarterly Report on Form 10-Q, our stock has traded at prices as low as $16.33 per share and as high as $26.75 per share. As a result of this volatility, you may not be able to sell your common stock at or above the initial public offering, or IPO, price paid for such shares. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;

•	results of clinical trials of JTX-2011, JTX-4014 and any other future product candidates or those of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to JTX-2011, JTX-4014 and any other future product candidates or clinical development programs;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or drugs;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk factors” section.
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
We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements, that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
As of March 31, 2017, our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Third Rock Ventures and entities affiliated with Fidelity and Celgene represented beneficial ownership, in the aggregate, of approximately 63.3% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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
As a public company, we are incurring and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, which will require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and NASDAQ to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We intend to take advantage of this new legislation, but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale discussed in this Quarterly Report lapse, or if the market anticipates that these sales could occur, the market price of our common stock could decline. These sales may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate, or to use equity as consideration for future acquisition.
The lock-up agreements pertaining to our IPO will expire July 26, 2017. After the lock-up agreements expire, based upon the number of shares of common stock, on an as-converted basis, outstanding as of March 31, 2017, up to an additional 24,752,144 shares of common stock will be eligible for sale in the public market.
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
In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly.
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

We have broad discretion in how we use our cash, cash equivalents and investments, including the net proceeds from our IPO and may not use these financial resources effectively, which could affect our results of operations and cause our stock price to decline.
Our management has considerable discretion in the application of our cash, cash equivalents and investments, including the net proceeds from our IPO. We intend to use the cash, cash equivalents and investments to advance JTX-2011 through the completion of our multi-arm Phase I/II clinical study, to advance JTX-4014 through IND and planned clinical studies, to advance and expand our research and development pipeline, and for working capital and other general corporate purposes, which will include the hiring of additional personnel, capital expenditures, and the costs of operating as a public company. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of the cash, cash equivalents and investments. We may use the cash, cash equivalents and investments for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from the offering in a manner that does not produce income or that loses value.
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
Our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws, provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our bylaws. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs, which could have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
Between January 1, 2017 and January 26, 2017, we issued an aggregate of 1,743 shares of common stock and received aggregate cash consideration of $1,551 upon the exercise of stock options.
We deemed these exercises of stock options as exempt pursuant to Section 4(a)(2) of the Securities Act or in reliance on Rule 701 of the Securities Act as offers and sales of securities under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us. On January 27, 2017, we filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our common stock subject to outstanding options and all shares of our common stock otherwise issuable pursuant to our equity compensation plans.
Use of Proceeds from Registered Securities
On February 1, 2017, we completed our IPO and sold 7,319,750 shares of our common stock, including 954,750 shares of our common stock pursuant to the full exercise by the underwriters of an option to purchase additional shares, at a public offering price of $16.00 per share for an aggregate offering of approximately $117.1 million. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-215372), which was filed on December 30, 2016 and amended subsequently and declared effective on January 26, 2017. Following the sale of the shares in connection with the closing of our IPO, the offering terminated. J.P. Morgan Securities LLC acted as book-running manager of the offering, and Cowen and Company LLC, Wells Fargo Securities, LLC, and Robert W. Baird & Co. Incorporated acted as co-managers for the offering. We received aggregate net proceeds from the IPO of approximately $106.5 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.
Information related to use of proceeds from registered securities is incorporated herein by reference to the “Use of Proceeds” section of the Company’s Form 424B4, which was filed with the Securities and Exchange Commission on January 27, 2017. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus.
Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOUNCE THERAPEUTICS, INC.

Date: May 9, 2017	By:	/s/ Kim C. Drapkin
Kim C. Drapkin
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit no.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
+	Furnished herewith.