Form 10-Q
period 2017-06-30
Jounce Therapeutics, Inc.
filed 2017-08-09
CIK 1640455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
Form 10-Q
________________________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2017

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________.

Commission File Number 001-37998
________________________________________________________________________________________________________
JOUNCE THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)
________________________________________________________________________________________________________

Delaware (State or other jurisdiction of incorporation or organization)	45‑4870634 (I.R.S. Employer Identification No.)

780 Memorial Drive Cambridge, Massachusetts (Address of principal executive offices)	02139 (Zip Code)
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

As of August 4, 2017, there were 32,194,213 shares of common stock, $0.001 par value per share, outstanding.

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

•
the timing, scope, or likelihood of regulatory filings and approvals, including timing of our Biologics License Application filing for, and final Food and Drug Administration approval of, JTX-2011 and JTX-4014;

•	the timing, scope, or likelihood of foreign regulatory filings and approvals;

•	our ability to use our Translational Science Platform to identify targets for additional product candidates and to match immunotherapies to select patient subsets;

•	our ability to develop and advance any future product candidates into, and successfully complete, clinical studies;

•	our ability to develop combination therapies, whether on our own or in collaboration with Celgene Corporation, or Celgene, and other third parties, for JTX-2011 and JTX-4014;

•	our expectations regarding the size of the patient populations for JTX-2011 and JTX-4014, if approved for commercial use, and any additional product candidates we may develop;

•	our commercialization and marketing capabilities and strategy;

•	the pricing and reimbursement of JTX-2011, JTX-4014 and any additional product candidates we may develop, if approved;

•	the implementation of our business model and our strategic plans for our business, JTX-2011, JTX-4014 and any additional product candidates we may develop, and our technology;

•	the rate and degree of market acceptance and clinical utility of JTX-2011, JTX-4014 and any additional product candidates we may develop;

•	the potential benefits of and our ability to maintain our collaboration with Celgene, and establish or maintain future collaborations or strategic relationships or obtain additional funding;

•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

•
our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering JTX-2011, JTX-4014 and any additional product candidates we may develop, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;

•	our competitive position, and developments and projections relating to our competitors and our industry;

•	our expectations related to the use of proceeds;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	the impact of laws and regulations; and

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart our Business Startups Act of 2012.
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

Item 1. Financial Statements

Jounce Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except par value amounts)

d

	June 30,	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$43,482	$44,848
Short-term investments	227,321	104,410
Prepaid expenses and other current assets	8,513	2,529
Total current assets	279,316	151,787
Property and equipment, net	15,507	7,241
Long-term investments	39,086	108,116
Other non-current assets	2,535	4,168
Total assets	$336,444	$271,312
Liabilities, convertible preferred stock, contingently redeemable common stock and stockholders’ equity (deficit):
Current liabilities:
Accounts payable	$3,104	$3,511
Accrued expenses	6,411	5,855
Deferred rent and lease incentive, current	61	720
Deferred revenue, current—related party	69,235	80,544
Other current liabilities	49	43
Total current liabilities	78,860	90,673
Deferred rent and lease incentive, net of current portion	1,854	1,452
Deferred revenue, net of current portion—related party	77,990	107,260
Other non-current liabilities	41	56
Total liabilities	158,745	199,441
Commitments and contingencies
Convertible preferred stock (Series A), $0.001 par value: No shares and 47,000 shares authorized, issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	47,112
Convertible preferred stock (Series B), $0.001 par value: No shares and 24,779 shares authorized, issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	55,849
Convertible preferred stock (Series B-1), $0.001 par value: No shares and 10,448 shares authorized, issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	36,077
Contingently redeemable common stock	2,191	1,921
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value: 5,000 shares and no shares authorized at June 30, 2017 and December 31, 2016, respectively; no shares issued or outstanding at June 30, 2017 or December 31, 2016	—	—
Common stock, $0.001 par value: 160,000 shares and 29,810 shares authorized at June 30, 2017 and December 31, 2016, respectively; 32,181 and 2,518 shares issued at June 30, 2017 and December 31, 2016, respectively; 32,155 and 2,424 shares outstanding at June 30, 2017 and December 31, 2016, respectively	32	2
Additional paid-in capital	252,195	4,515
Accumulated other comprehensive loss	(552)	(433)
Accumulated deficit	(76,167)	(73,172)
Total stockholders’ equity (deficit)	175,508	(69,088)
Total liabilities, convertible preferred stock, contingently redeemable common stock and stockholders’ equity (deficit)	$336,444	$271,312
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Collaboration revenue—related party	$20,289	$—	$40,578	$—
Operating expenses:
Research and development	17,188	6,490	32,147	14,745
General and administrative	6,129	5,872	11,706	8,518
Total operating expenses	23,317	12,362	43,853	23,263
Operating loss	(3,028)	(12,362)	(3,275)	(23,263)
Other income, net:
Other income, net	752	13	1,384	24
Total other income, net	752	13	1,384	24
Loss before provision for income taxes	(2,276)	(12,349)	(1,891)	(23,239)
Provision for income taxes	1,104	—	1,104	—
Net loss	$(3,380)	$(12,349)	$(2,995)	$(23,239)

Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(3,380)	$(12,349)	$(2,995)	$(23,239)
Accrued dividends on Series A convertible preferred stock	—	(935)	(268)	(1,870)
Accrued dividends on Series B convertible preferred stock	—	(1,109)	(318)	(2,218)
Accrued dividends on Series B-1 convertible preferred stock	—	—	(208)	—
Net loss attributable to common stockholders	$(3,380)	$(14,393)	$(3,789)	$(27,327)
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(7.23)	$(0.14)	$(14.05)
Weighted-average common shares outstanding, basic and diluted	32,144	1,991	27,867	1,945
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(3,380)	$(12,349)	$(2,995)	$(23,239)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(66)	—	(119)	—
Comprehensive loss	$(3,446)	$(12,349)	$(3,114)	$(23,239)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flow from operating activities:
Net loss	$(2,995)	$(23,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,389	1,095
Depreciation expense	2,591	912
Net amortization of premiums and discounts on investments	557	—
Changes in operating assets and liabilities:
Prepaid taxes	(4,896)	—
Prepaid expenses and other current assets	(837)	(1,271)
Other non-current assets	(87)	1,102
Accounts payable	323	(700)
Accrued expenses and other current liabilities	1,786	(845)
Deferred revenue—related party	(40,579)	—
Deferred rent	(257)	(330)
Net cash used in operating activities	(42,005)	(23,276)
Cash flow from investing activities:
Purchases of investments	(133,263)	—
Sales and maturities of investments	78,706	—
Purchases of property and equipment	(11,962)	(634)
Net cash used in investing activities	(66,519)	(634)
Cash flow from financing activities:
Proceeds from initial public offering of common stock, net of issuance costs	107,008	—
Proceeds from exercise of stock options	150	42
Cash paid for issuance costs	—	(3)
Net cash provided by financing activities	107,158	39
Net decrease in cash and cash equivalents	(1,366)	(23,871)
Cash and cash equivalents, beginning of period	44,848	45,161
Cash and cash equivalents, end of period	$43,482	$21,290
Supplemental disclosure of non-cash activities:
Purchases of property and equipment in accounts payable and accrued expenses	$767	$174
Issuance costs in accounts payable and accrued expenses	$—	$27

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
The Company’s lead product candidate, JTX-2011, is a clinical stage monoclonal antibody that binds to and activates ICOS, a protein on the surface of certain T cells commonly found in many solid tumors. The Company submitted an Investigational New Drug Application for JTX-2011 to the Food and Drug Administration in July 2016 and began the Phase I portion of its JTX-2011 multi-arm Phase I/II clinical trial in patients with solid tumors in August 2016. In June 2017, the Company presented preliminary safety, pharmacodynamic and pharmacokinetic data from the Phase I portion of this clinical trial as well as the recommended dose for the Phase II monotherapy cohorts at the 2017 American Society of Clinical Oncology Annual Meeting.
In April 2017, the Company began the monotherapy cohorts of the Phase II portion of this clinical trial, which evaluate JTX-2011 as a monotherapy in at least three tumor-specific cohorts, including head and neck squamous cell cancer (“HNSCC”), non-small cell lung cancer (“NSCLC”) and non-indication specific solid tumors. In July 2017, the Company began the combination cohorts of the Phase II portion of this clinical trial, which evaluate JTX-2011 in combination with nivolumab in at least six tumor types, including HNSCC, NSCLC, triple negative breast cancer, melanoma, gastric cancer and additional tumor types based on emerging science. The Company expects to provide preliminary efficacy data in the first half of 2018.
On February 1, 2017, the Company closed its initial public offering (“IPO”) of 7,319,750 shares of the Company’s common stock at a public offering price of $16.00 per share, including 954,750 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares. The gross proceeds from the IPO were $117.1 million and net proceeds were $106.4 million, after deducting underwriting discounts and commissions and other offering expenses paid by the Company.
Upon completion of the IPO, all outstanding preferred stock was automatically converted into an aggregate of 22.3 million shares of common stock. In connection with the IPO, the Board of Directors and the stockholders of the Company approved a one-for-3.69 reverse stock split of the Company’s issued and outstanding common stock. The reverse stock split became effective on January 13, 2017. All share and per share amounts in the condensed consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.
As of June 30, 2017, the Company had cash, cash equivalents, and investments of $309.9 million. The Company expects that its existing cash, cash equivalents, and investments will enable it to fund its expected operating expenses and capital expenditure requirements for at least 24 months from August 9, 2017, the filing date of this Quarterly Report on Form 10-Q. The Company expects to finance its future cash needs through a combination of equity or debt financings and collaboration arrangements, including cash inflows from its Master Research and Collaboration Agreement (the “Celgene Collaboration Agreement”) with Celgene Corporation (“Celgene”).
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of June 30, 2017 and December 31, 2016, and for the three and six months ended June 30, 2017 and 2016, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 10, 2017 (the “Annual Report on Form 10-K”).
The information presented in the condensed consolidated financial statements and related notes as of June 30, 2017, and for the three and six months ended June 30, 2017 and 2016, is unaudited. The December 31, 2016 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
Interim results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Jounce Therapeutics, Inc. and its wholly owned subsidiary, Jounce Mass Securities, Inc., which was established in July 2016. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2016, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2017.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. This guidance was originally effective for interim and annual periods beginning after December 15, 2016 and allowed for adoption using a full retrospective method, or a modified retrospective method. Early adoption was originally not permitted. Subsequent to the issuance of ASU 2014-09, the FASB also issued the following updates related to Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers:

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

The Company currently anticipates adoption of ASC 606 effective January 1, 2018 under the modified retrospective method. The Company is in the process of determining the impact of ASC 606 on its financial statements, and the Company expects its analysis to be substantially completed by the third quarter of 2017. The adoption of ASC 606 may impact the timing of revenue recognized related to the $225.0 million upfront payment received under the Celgene Collaboration Agreement. The adoption of ASC 606 is also expected to have an impact on the Company’s footnote disclosures and its internal controls over financial reporting.
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
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This guidance is intended to provide clarity and reduce diversity in practice as to when changes to the terms or conditions of share-based payments are accounted for as modifications. Under this new guidance, entities will apply modification accounting if the fair value, vesting conditions or classification of the award changes. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and early adoption is permitted. The guidance per ASU 2017-09 is to be adopted prospectively to an award modified on or after the adoption date. The Company does not anticipate a material impact to the condensed consolidated financial statements as a result of the adoption of this guidance.
3.     Celgene Collaboration Agreement
In July 2016, the Company entered into the Celgene Collaboration Agreement. The primary goal of the collaboration is to co-develop and co-commercialize innovative biologic immunotherapies that either activate or suppress the immune system by binding to targets identified by leveraging the Company’s Translational Science Platform. Under the Celgene Collaboration Agreement, the Company granted Celgene exclusive options to develop and commercialize the Company’s lead product candidate, JTX-2011, and up to four early-stage programs, consisting of targets to be selected from a pool of certain B cell, T regulatory cell and tumor-associated macrophage targets. Additionally, Celgene has an exclusive option to develop and commercialize the Company’s product candidate JTX-4014, which, upon exercise of such option, will be a shared program that may be used by both parties in and outside of the collaboration. Prior to Celgene exercising any of its options, the Company is responsible for all research and development activities under the Celgene Collaboration Agreement.
The Company received a non-refundable upfront cash payment of $225.0 million upon the execution of the Celgene Collaboration Agreement. The Company also received $36.1 million from the sale of 10,448,100 shares of Series B-1 convertible preferred stock upon the execution of a Series B-1 Preferred Stock Purchase Agreement with Celgene, which shares converted into 2,831,463 shares of common stock upon the completion of the IPO. If Celgene elects to exercise any of the program options, Celgene will pay the Company an option-exercise fee of $10.0 million to $60.0 million that varies by program, with an aggregate of $182.5 million if Celgene exercises all six program options. The initial research term of the collaboration is four years, which can be extended, at Celgene’s option, annually for up to three additional years for additional consideration that ranges from $30.0 million to $45.0 million per year, for an aggregate of $120.0 million if the term is extended for an additional three years.
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
Exercise of Options
Celgene may exercise its option for a program at any time until the expiration of an option term for that program. For each program, the option term ends 45 to 60 days following Celgene’s receipt of a data package that includes certain information relating to the program’s research and development activities. The data package for a program may be delivered to Celgene after the applicable development milestone for such program has been achieved. Depending on the program, the applicable development milestone is (1) IND acceptance, (2) availability of certain Phase 1a data, or (3) availability of certain Phase I/II data. If Celgene fails to exercise its option during the option term for a program, the Company will continue to retain all rights to such program. If Celgene exercises its option for a program other than JTX-4014, then the Company will enter into a Co-Co Agreement with Celgene for such program in substantially the form attached to the agreement as an exhibit.
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
The six program options are considered substantive as the Company is at risk with regard to whether Celgene will exercise the options as a result of the significant uncertainties related to drug discovery, research and development as all options are for targets that have significant development risk. Additionally, there is also significant uncertainty regarding Celgene’s exercise of the option for JTX-4014 because, although not a novel immunotherapy agent, it has significant development risk associated with the Company’s ability to advance its development in a commercially viable manner in a short time frame. The research term extensions are also considered substantive options based upon the risk that Celgene will exercise the research term extension. In addition, there are substantial option exercise payments payable by Celgene upon exercise of each option that are not priced at a significant and incremental discount. Accordingly, the substantive options are not considered deliverables at the inception of the arrangement and the associated option exercise payments are not included in allocable arrangement consideration. The Company has also determined that any obligations which are contingent upon the exercise of a substantive option are not considered deliverables at the outset of the arrangement.
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
The allocable arrangement consideration consists of the upfront fee of $225.0 million. As described above, Celgene also purchased 10,448,100 shares of Series B-1 convertible preferred stock for gross proceeds of $36.1 million, which shares converted into 2,831,463 shares of common stock upon the completion of the IPO. The Company determined the shares of Series B-1 convertible preferred stock were sold at fair value. Therefore, the proceeds from the issuance of Series B-1 convertible preferred stock did not impact the arrangement consideration to be allocated to the units of accounting. The Company has allocated the allocable arrangement consideration based on the relative selling price of each unit of accounting. For all units of accounting, the Company determined the selling price using the best estimate of selling price (“BESP”). The Company determined the BESP based on internal estimates of the costs to perform the services, including expected internal and external costs for services and supplies, adjusted to reflect a reasonable profit margin. The total cost of the research and development services reflects the nature of the services to be performed and the Company’s best estimate of the length of time required to perform the services. The Company determined that the BESP of the participation in the JSC was insignificant and therefore no consideration was allocated to this unit of accounting. Similarly, given the limited use of the research licenses, which is only required in the event Celgene performs research activities under the Celgene Collaboration Agreement which is not expected to be significant, the Company determined the estimated selling price for the research licenses were also insignificant. Therefore, the total allocable arrangement consideration has been allocated to the JTX-2011 Research Services, the JTX-4014 Research Services, the Lead and Other Programs Research Services and the Target Screening Services.
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
During the six months ended June 30, 2017, under the Celgene Collaboration Agreement, the Company recognized $40.6 million of the $225.0 million upfront payment as revenue. As of June 30, 2017, the Company has $147.2 million of deferred revenue, which is classified as either current or net of current portion in the accompanying condensed consolidated balance sheets based on the period over which the revenue is expected to be recognized.

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
Assets measured at fair value on a recurring basis as of June 30, 2017 were as follows (in thousands):

	June 30, 2017	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Money market funds, included in cash equivalents	$43,482	$43,482	$—	$—
Investments:
Corporate debt securities	83,750	—	83,750	—
U.S. Treasuries	125,385	125,385	—	—
Government agency securities	57,272	57,272	—	—
Totals	$309,889	$226,139	$83,750	$—
Assets measured at fair value on a recurring basis as of December 31, 2016 were as follows (in thousands):

	December 31, 2016	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Money market funds, included in cash equivalents	$44,848	$44,848	$—	$—
Investments:
Corporate debt securities	92,408	—	92,408	—
U.S. Treasuries	120,118	120,118	—	—
Totals	$257,374	$164,966	$92,408	$—
There were no changes in valuation techniques or transfers between the fair value measurement levels during the three or six months ended June 30, 2017 or during the year ended December 31, 2016. There were no liabilities measured at fair value on a recurring basis as of June 30, 2017 or December 31, 2016.
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

Cash and cash equivalents, short-term investments and long-term investments as of June 30, 2017 were comprised as follows (in thousands):

	June 30, 2017
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$43,482	$—	$—	$43,482
Corporate debt securities	76,883	1	(73)	76,811
U.S. Treasuries	125,749	—	(364)	125,385
Government agency securities	25,163	—	(38)	25,125
Total cash equivalents and short-term investments	271,277	1	(475)	270,803
Long-term investments:
Corporate debt securities	6,950	—	(11)	6,939
Government agency securities	32,214	1	(68)	32,147
Total long-term investments	39,164	1	(79)	39,086
Total cash equivalents and investments	$310,441	$2	$(554)	$309,889
Cash and cash equivalents, short-term investments and long-term investments as of December 31, 2016 were comprised as follows (in thousands):

	December 31, 2016
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$44,848	$—	$—	$44,848
Corporate debt securities	92,549	—	(141)	92,408
U.S. Treasuries	12,020	—	(18)	12,002
Total cash equivalents and short-term investments	149,417	—	(159)	149,258
Long-term investments:
U.S. Treasuries	108,390	—	(274)	108,116
Total long-term investments	108,390	—	(274)	108,116
Total cash equivalents and investments	$257,807	$—	$(433)	$257,374
As of June 30, 2017 and December 31, 2016, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $248.8 million and $192.3 million, respectively. The Company did not hold any securities in an unrealized loss position for more than twelve months as of June 30, 2017 or December 31, 2016. As of June 30, 2017, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of June 30, 2017.
There were no realized gains or losses on available-for-sale securities during the three or six months ended June 30, 2016. There were immaterial realized gains and losses on available-for-sale securities during the three and six months ended June 30, 2017.

6.     Accrued Expenses
Accrued expenses as of June 30, 2017 and December 31, 2016 were comprised as follows (in thousands):

	June 30,	December 31,
	2017	2016
Employee compensation and benefits	$1,995	$2,651
External research and professional services	3,413	1,923
Lab consumables and other	1,003	1,281
Total accrued expenses	$6,411	$5,855
7.   Common Stock and Preferred Stock
Common Stock

The Company is authorized to issue 160.0 million shares of common stock. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors.

Preferred Stock

Upon completion of the Company’s IPO, all outstanding preferred stock was automatically converted into an aggregate of 22.3 million shares of common stock. The Company is also authorized to issue 5.0 million shares of undesignated preferred stock in one or more series. As of June 30, 2017, no shares of preferred stock were issued or outstanding.
Shares Reserved for Future Issuance
The Company has reserved for future issuance the following number of shares of common stock (in thousands):

	June 30,	December 31,
	2017	2016
Shares reserved for Series A convertible preferred stock outstanding	—	12,737
Shares reserved for Series B convertible preferred stock outstanding	—	6,715
Shares reserved for Series B-1 convertible preferred stock outstanding	—	2,831
Shares reserved for vesting of restricted stock awards	26	94
Shares reserved for exercises of outstanding stock options	4,663	4,290
Shares reserved for future issuances under the 2017 Stock Incentive Plan	1,322	244
Total shares reserved for future issuance	6,011	26,911
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

The 2017 Plan provides for the grant of ISOs, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2017 Plan. The Company registered on a Registration Statement on Form S-8 1,753,758 shares of common stock under the 2017 Plan, which is comprised of (i) 1,510,000 shares of common stock reserved for issuance under the 2017 Plan, plus (ii) 243,758 shares of common stock originally reserved for issuance under the 2013 Plan that became available for issuance under the 2017 Plan upon the completion of the Company’s IPO. The 2017 Plan also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 Plan on January 1, 2018 and each January 1 thereafter. The number of shares added each year will be equal to the lesser of (i) 4% of the outstanding shares on the immediately preceding December 31st or (ii) such amount as determined by the Compensation Committee of the Board of Directors.
The terms of stock options and restricted stock awards, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the 2017 Plan. Stock options and restricted stock awards granted by the Company to employees and directors generally vest ratably over four years. Awards granted to new employees vest ratably over four years with 25% vesting on the first anniversary of employment and the remaining 75% vesting ratably, on a quarterly or monthly basis, over the remaining three years. Awards granted to non-employees generally vest monthly over one year. No restricted stock awards were issued during the three or six months ended June 30, 2017 or 2016. No stock options were issued to non-employees during the three or six months ended June 30, 2017 or 2016.
As of June 30, 2017, there were 1.3 million shares available for future issuance under the 2017 Plan.
2017 Employee Stock Purchase Plan
In January 2017, the Board of Directors adopted and the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which became effective upon the closing of the Company’s IPO. The Company reserved 302,000 shares of common stock for future issuance under the 2017 ESPP. No offering periods under the 2017 ESPP had been initiated as of June 30, 2017.
Founder Awards
From December 2012 to February 2013, the Company issued 1.4 million shares of restricted stock to non-employee founders (the “Founders”). Of the total restricted stock awarded to the Founders, 1.0 million shares vested over one to four years, based on each Founder’s continued service relationship with the Company in varying capacity as advisors, as prescribed by the grantee’s individual restricted stock purchase agreements. The remaining 0.4 million shares vested upon the determination by the Board of Directors of a Founder’s achievement of certain performance objectives, as set forth in the agreements. These performance criteria were linked to certain milestones specific to the Company’s research and development goals, including but not limited to preclinical and clinical development milestones related to the Company’s product candidates. As of June 30, 2017, all restricted stock awards issued to Founders were vested.
Restricted stock awards granted to two Founders contain options that enable the Founders to sell their vested shares back to the Company at fair value upon both (i) the termination of the consulting agreement between the Founder and the Company for any reason and (ii) the determination by the Founder’s employer that the ownership of the restricted stock is in violation of the employer’s conflict of interest policy. The occurrence of these events was determined to be outside of the Founders’ and the Company’s control. As such, these restricted stock awards have been recorded on the condensed consolidated balance sheet as contingently redeemable common stock, residing in temporary equity, in accordance with the classification guidance of ASC 718, Compensation—Stock Compensation and ASC 480, Distinguishing Liabilities from Equity. Further, in accordance with the measurement guidance of ASC 480, these restricted stock awards are not remeasured until such time as the contingent events become probable. In June 2017, the restricted stock purchase agreements related to the two Founders were amended such that these options expired on July 26, 2017.

Stock-based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$611	$505	$1,550	$810
General and administrative	425	150	839	285
Total stock-based compensation expense	$1,036	$655	$2,389	$1,095

Restricted Stock Activity
Pursuant to restricted stock agreements originally issued under the terms of the 2013 Plan, the Company, at its discretion, has the option to repurchase unvested shares at the initial purchase price if the employees or non-employees terminate their service relationship with the Company. The shares are recorded in stockholders’ equity (deficit) as they vest.
The following table summarizes changes in unvested restricted stock for the six months ended June 30, 2017 (in thousands, except per share amounts):

	Shares	Weighted-average grant date fair value per share
Unvested restricted stock as of December 31, 2016	94	$0.07
Issued	—	$—
Vested	(67)	$0.08
Repurchased	(1)	$0.37
Unvested restricted stock as of June 30, 2017	26	$0.02
As of June 30, 2017, there was unrecognized stock-based compensation expense related to unvested restricted stock awards of less than $0.1 million, which the Company expects to recognize over a weighted-average period of approximately 1.7 years.
The aggregate fair value of restricted stock awards that vested during the three months ended June 30, 2017 and 2016, based upon the fair values of the stock underlying the restricted stock awards on the day of vesting, was $0.2 million and $0.4 million, respectively. The aggregate fair value of restricted stock awards that vested during the six months ended June 30, 2017 and 2016 was $1.1 million and $0.7 million, respectively.
Stock Option Activity
The fair value of stock options during the three and six months ended June 30, 2017 and 2016 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Risk-free interest rate	2.0%	1.5%	2.1%	1.5%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	6.1	6.1	6.1	6.1
Expected volatility	73.6%	70.5%	73.6%	69.5%

Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended June 30, 2017 and 2016 was $15.33 per share and $2.66 per share, respectively. The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2017 and 2016 was $12.05 per share and $2.60 per share, respectively.
The following table summarizes changes in stock option activity during six months ended June 30, 2017 (in thousands, except per share amounts):

	Options	Weighted-average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2016	4,290	$3.95	8.7	$29,269
Granted	537	$18.26
Exercised	(60)	$2.49
Cancelled or forfeited	(104)	$6.24
Outstanding at June 30, 2017	4,663	$5.56	8.2	$41,720
Vested and expected to vest at June 30, 2017	4,663	$5.56	8.2	$41,720
Exercisable at June 30, 2017	1,675	$1.97	7.6	$20,199

The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2017 and 2016 was $0.2 million and $0.2 million, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2017 and 2016 was $1.0 million and $0.3 million, respectively.
As of June 30, 2017, there was unrecognized stock-based compensation expense related to unvested stock options of $13.3 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.
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
Pursuant to IRS Revenue Procedure 2004-34, the Company will recognize additional revenue for income tax purposes during the year ended December 31, 2017 related to the upfront cash payment that was received upon the execution of the Celgene Collaboration Agreement in July 2016. As the revenue to be recognized for income tax purposes is expected to exceed the Company’s eligible NOL and tax credit carryforwards generated since inception, as limited by IRC Section 382, the Company expects to incur approximately $16.0 million to $18.0 million in federal and state tax liabilities during the year ended December 31, 2017. The Company’s overall provision for income taxes of $1.1 million for the three and six months ended June 30, 2017 is less than the estimated federal and state tax liabilities due to the tax benefit the Company is able to recognize related to deferred tax assets that the Company has concluded it will more likely than not realize in future periods.
10.   Related-party Transactions
In July 2016, the Company entered into the Celgene Collaboration Agreement and a Series B-1 Preferred Stock Purchase Agreement with Celgene. Under the Celgene Collaboration Agreement, the Company received a non-refundable upfront payment of $225.0 million. Under the Series B-1 Preferred Stock Purchase Agreement, Celgene purchased 10,448,100 shares of Series B-1 preferred stock for $36.1 million. These shares of Series B-1 preferred stock converted into 2,831,463 shares of common stock upon the completion of the Company’s IPO. In addition, an affiliate of Celgene purchased 625,000 shares of the Company’s common stock in the IPO at the public offering price of $16.00 per share for a total of $10.0 million.
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
The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive effect (in common stock equivalent shares):

	Three and Six Months Ended June 30,
	2017	2016
Series A convertible preferred stock	—	12,737
Series B convertible preferred stock	—	6,715
Outstanding stock options	4,663	3,178
Unvested restricted common stock	26	466
Total	4,689	23,096

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

•
Our lead product candidate, JTX-2011, is a monoclonal antibody that binds to and activates ICOS, a protein on the surface of certain T cells commonly found in many solid tumors. Our preclinical data demonstrates that JTX-2011 stimulates a significant T cell immune response against solid tumors. We submitted our Investigational New Drug Application, or IND, for JTX-2011 to the Food and Drug Administration, or FDA, in July 2016 and began the Phase I portion of our JTX-2011 multi-arm Phase I/II clinical trial in patients with solid tumors in August 2016. In June 2017, we presented preliminary safety, pharmacodynamic and pharmacokinetic data from the Phase I portion of this clinical trial as well as the recommended dose for the Phase II monotherapy cohorts at the 2017 American Society of Clinical Oncology Annual Meeting.

In April 2017, we began the monotherapy cohorts of the Phase II portion of this clinical trial, which evaluate JTX-2011 as a monotherapy in at least three tumor-specific cohorts, including head and neck squamous cell cancer, or HNSCC, non-small cell lung cancer, or NSCLC, and non-indication specific solid tumors. In July 2017, we began the combination cohorts of the Phase II portion of this clinical trial, which evaluate JTX-2011 in combination with nivolumab in at least six tumor types, including HNSCC, NSCLC, triple negative breast cancer, melanoma, gastric cancer and additional tumor types based on emerging science. We expect to provide preliminary efficacy data in the first half of 2018.
We believe JTX-2011 has the potential to act both as a single agent and more importantly in combination with other therapies, such as anti-PD-1 antibodies, to offer treatment alternatives to patients who otherwise lack an effective response to currently approved therapies. We are also conducting IND enabling studies for JTX-4014, an anti-PD-1 antibody that, assuming continued successful development, we may use in future combinations with JTX-2011 as well as for use in combination with other future product candidates, as we believe combination therapy has the potential to be a mainstay of cancer immunotherapy.

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
In July 2016, we entered into a Master Research and Collaboration Agreement, or the Celgene Collaboration Agreement, and a Series B-1 Preferred Stock Purchase Agreement with Celgene Corporation, or Celgene. Under the terms of these agreements, we received a $225.0 million upfront cash payment and $36.1 million from the sale of 10,448,100 shares of our Series B-1 convertible preferred stock which shares converted into 2,831,463 shares of common stock upon the completion of our initial public offering, or IPO, in 2017.
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
If Celgene exercises its option for a program other than JTX-4014, we will enter into a Co-Co Agreement pursuant to which Celgene will have the exclusive right to develop and commercialize the products arising out of such collaboration program outside of the United States, and we will be eligible to receive tiered royalties ranging from a high single digit to mid-teen percentage rate on net product sales outside of the United States. Under each Co-Co Agreement, we will also have the right to opt out of profit sharing and instead receive milestones and royalties.
Furthermore, if Celgene exercises its option for JTX-4014, we will enter into the JTX-4014 License Agreement, pursuant to which Celgene and we will each have equal rights to develop and commercialize JTX-4014 in combination with other proprietary molecules in their or our respective pipelines or in combination with products arising out of collaboration programs. Subject to terms specified in the license agreement for JTX-4014, the party owning the proprietary molecule that is combined with JTX-4014, if such molecule does not arise from a collaboration program with Celgene, will be solely responsible for all development and commercialization costs related to such combination. If JTX-4014 is combined with a product arising from a collaboration program, then the parties will share costs and, if co-packaged or co-formulated, profits or losses in accordance with the Co-Co Agreements for such other product.
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
Since inception, our operations have focused on organizing and staffing our Company, business planning, raising capital, developing our Translational Science Platform and conducting research, preclinical studies and clinical trials. We do not have any products approved for sale. From inception through June 30, 2017, we have recognized a total of $77.8 million in collaboration revenue under the Celgene Collaboration Agreement. We are subject to a number of risks comparable to those of other similar companies, including dependence on key individuals; the need to develop commercially viable products; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of our products. We have funded our operations through June 30, 2017 primarily through private placements of our preferred stock, the upfront payment received under the Celgene Collaboration Agreement and proceeds received from our IPO.
On February 1, 2017, we closed our IPO of 7,319,750 shares of our common stock at a public offering price of $16.00 per share, including 954,750 shares of our common stock issued upon the full exercise by the underwriters of their option to purchase additional shares. The gross proceeds from the IPO were $117.1 million, and net proceeds were $106.4 million, after deducting underwriting discounts and commissions and other offering expenses paid by us.
Due to our significant research and development expenditures, we have generated substantial operating losses in each annual period since our inception. We have incurred an accumulated deficit of $76.2 million through June 30, 2017. We expect to incur substantial additional losses in the future as we expand our research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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
Financial Operations Overview
Revenue
To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the six months ended June 30, 2017, we recognized $40.6 million of collaboration revenue under the Celgene Collaboration Agreement. As of June 30, 2017, we had not received any milestone or royalty payments under the Celgene Collaboration Agreement.
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
Operating Expenses
Research and Development
Research and development expenses represent costs incurred by us for the discovery, development and manufacture of JTX-2011, JTX-4014 and our discovery programs and include: external research and development expenses incurred under arrangements with third parties, academic and non-profit institutions and consultants, salaries and personnel-related costs, including non-cash stock-based compensation expense, license fees to acquire in-process technology and other expenses, which include direct and allocated expenses for laboratory, facilities and other costs.
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
A change in the outcome of any of these variables with respect to the development of any of our product candidates would significantly change the costs, timing and viability associated with the development of that product candidate. We plan to increase our research and development expenses for the foreseeable future as we continue the enhancement of our Translational Science Platform, our collaboration with Celgene and continue to progress our pipeline. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our programs and/or product candidates, we do not track all of our internal research and development expenses on a program-by-program basis as they primarily relate to personnel, early research, and consumable costs, which are deployed across multiple projects under development. Also, due to the early stage of our programs and product candidates, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize our products, if and when approved. A portion of our research and development costs are external costs, which we do track on a program-by-program basis following the program’s nomination to the development candidate stage. We began incurring such external costs for JTX-2011 in early 2015 and JTX-4014 in early 2016. Included below are external research and development as well as external clinical and regulatory costs for JTX-2011, JTX-4014 and pre-development candidates:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
JTX-2011	$7,302	$968	$12,484	$4,444
JTX-4014	712	155	1,658	235
Pre-development candidates	370	614	706	841
Total external research and development and clinical and regulatory costs	$8,384	$1,737	$14,848	$5,520
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
Provision for Income Taxes
We will recognize additional revenue for income tax purposes during the year ended December 31, 2017 related to the upfront cash payment that was received upon the execution of the Celgene Collaboration Agreement in July 2016. This revenue is expected to exceed our eligible net operating loss, or NOL, and tax credit carryforwards generated since inception. Accordingly, we expect to incur approximately $16.0 million to $18.0 million in federal and state tax liabilities during the year ended December 31, 2017. Our overall income tax provision of $1.1 million for the three and six months ended June 30, 2017 is less than the estimated federal and state tax liabilities as a result of the tax benefit we are able to recognize related to deferred tax assets that we have concluded we will more likely than not realize in future periods.

Results of Operations
Comparison of the Three Months Ended June 30, 2017 and 2016
The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016, along with the changes in those items in dollars:

	Three Months Ended June 30,
(in thousands)	2017	2016	$ Change
Revenue:
Collaboration revenue—related party	$20,289	$—	$20,289
Operating expenses:
Research and development	17,188	6,490	10,698
General and administrative	6,129	5,872	257
Total operating expenses	23,317	12,362	10,955
Other income, net	752	13	739
Loss before provision for income taxes	(2,276)	(12,349)	10,073
Provision for income taxes	1,104	—	1,104
Net loss	$(3,380)	$(12,349)	$8,969
Collaboration Revenue
Collaboration revenue for the three months ended June 30, 2017 was solely related to the amortization of the $225.0 million upfront payment received under our Celgene Collaboration Agreement that was executed in July 2016.
Research and Development
The following table summarizes our research and development expenses for three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
(in thousands)	2017	2016	$ Change
Employee compensation	$4,323	$2,478	$1,845
External research and development	4,288	1,318	2,970
External clinical and regulatory	4,096	419	3,677
Lab consumables	1,982	1,185	797
Consulting research	288	319	(31)
Facility costs	1,776	559	1,217
Other research	435	212	223
Total research and development expenses	$17,188	$6,490	$10,698
Research and development expenses increased by $10.7 million from $6.5 million for the three months ended June 30, 2016 to $17.2 million for the three months ended June 30, 2017. The increase in research and development expenses was primarily attributable to the following:

•	$1.8 million of increased employee compensation costs due to increased headcount, of which $0.1 million related to increased stock-based compensation expense;

•
$3.0 million of increased external research and development costs, primarily attributable to the manufacture of pre-commercial clinical trial materials and related activities for JTX-2011 and increased IND enabling activities related to JTX-4014;

•	$3.7 million of increased clinical and regulatory costs related to our JTX-2011 Phase I/II clinical trial, which commenced enrollment in August 2016;

•	$0.8 million of increased lab consumables costs attributable to our increased headcount and our general research and development activities; and

•
$1.2 million of increased facility costs, including expenses associated with the exit of our previous corporate headquarters, increased rent expense related to our new corporate headquarters, depreciation and maintenance costs.

General and Administrative
The following table summarizes our general and administrative expenses for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
(in thousands)	2017	2016	$ Change
Employee compensation	$2,124	$1,419	$705
Consulting	592	447	145
Legal fees	262	1,062	(800)
Facility costs	1,657	423	1,234
Write-off of IPO costs	—	2,045	(2,045)
Other	1,494	476	1,018
Total general and administrative expenses	$6,129	$5,872	$257
General and administrative expenses increased by $0.3 million from $5.9 million for the three months ended June 30, 2016 to $6.1 million for the three months ended June 30, 2017. The increase in general and administrative expenses was primarily attributable to the following:

•	$0.7 million of increased employee compensation costs due to increased headcount, of which $0.3 million related to increased stock-based compensation expense, as well as increased recruiting costs;

•
$1.2 million of increased facility costs, including expenses associated with the exit of our previous corporate headquarters, increased rent expense related to our new corporate headquarters, depreciation and maintenance costs; and

•	$1.0 million of increased other costs attributable to operating as a public company as well as increased headcount.
These increases were offset by the following decreases:

•	$0.8 million of decreased legal fees due to non-litigation related legal costs incurred in the second quarter of 2016 in connection with our business development activities; and

•
$2.0 million of legal and accounting costs written off in the second quarter of 2016 as a result of the postponement of our IPO. The IPO was originally postponed for a period significantly in excess of 90 days, and as a result, the previously-capitalized costs were written off to general and administrative expenses.

Other Income, net
Other income, net, increased by $0.7 million from less than $0.1 million for the three months ended June 30, 2016 to $0.8 million for the three months ended June 30, 2017. The change in other income, net is attributable to increased interest and investment income on our cash, cash equivalents and investments as a result of the investment of the upfront payment received under the Celgene Collaboration Agreement and the net proceeds received from our IPO.
Provision for Income Taxes
We recorded a provision for federal and state income taxes of $1.1 million for the three months ended June 30, 2017 related to the recognition of revenue for income tax purposes of the upfront cash payment that was received upon the execution of the Celgene Collaboration Agreement in July 2016.

Comparison of the Six Months Ended June 30, 2017 and 2016
The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016, along with the changes in those items in dollars:

	Six Months Ended June 30,
(in thousands)	2017	2016	$ Change
Revenue:
Collaboration revenue—related party	$40,578	$—	$40,578
Operating expenses:
Research and development	32,147	14,745	17,402
General and administrative	11,706	8,518	3,188
Total operating expenses	43,853	23,263	20,590
Other income, net	1,384	24	1,360
Loss before provision for income taxes	(1,891)	(23,239)	21,348
Provision for income taxes	1,104	—	1,104
Net loss	$(2,995)	$(23,239)	$20,244
Collaboration Revenue
Collaboration revenue for the six months ended June 30, 2017 was solely related to the amortization of the $225.0 million upfront payment received under our Celgene Collaboration Agreement that was executed in July 2016.
Research and Development
The following table summarizes our research and development expenses for six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(in thousands)	2017	2016	$ Change
Employee compensation	$9,109	$4,791	$4,318
External research and development	7,510	4,593	2,917
External clinical and regulatory	7,338	927	6,411
Lab consumables	3,664	2,266	1,398
Consulting research	449	638	(189)
Facility costs	3,273	1,125	2,148
Other research	804	405	399
Total research and development expenses	$32,147	$14,745	$17,402
Research and development expenses increased by $17.4 million from $14.7 million for the six months ended June 30, 2016 to $32.1 million for the six months ended June 30, 2017. The increase in research and development expenses was primarily attributable to the following:

•	$4.3 million of increased employee compensation costs due to increased headcount, of which $0.7 million related to increased stock-based compensation expense;

•
$2.9 million of increased external research and development costs, primarily attributable to the manufacture of pre-commercial clinical trial materials and related activities for JTX-2011 and increased IND enabling activities related to JTX-4014;

•	$6.4 million of increased clinical and regulatory costs related to our JTX-2011 Phase I/II clinical trial, which commenced enrollment in August 2016;

•	$1.4 million of increased lab consumables costs attributable to our increased headcount and our general research and development activities; and

•
$2.1 million of increased facility costs, including expenses associated with the exit of our previous corporate headquarters, increased rent expense related to our new corporate headquarters, depreciation and maintenance costs.

General and Administrative
The following table summarizes our general and administrative expenses for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(in thousands)	2017	2016	$ Change
Employee compensation	$4,408	$2,659	$1,749
Consulting	962	628	334
Legal fees	649	1,439	(790)
Facility costs	2,976	867	2,109
Write-off of IPO costs	—	2,045	(2,045)
Other	2,711	880	1,831
Total general and administrative expenses	$11,706	$8,518	$3,188
General and administrative expenses increased by $3.2 million from $8.5 million for the six months ended June 30, 2016 to $11.7 million for the six months ended June 30, 2017. The increase in general and administrative expenses was primarily attributable to the following:

•	$1.7 million of increased employee compensation costs due to increased headcount, of which $0.6 million related to increased stock-based compensation expense, as well as increased recruiting costs;

•
$2.1 million of increased facility costs, including expenses associated with the exit of our previous corporate headquarters, increased rent expense related to our new corporate headquarters, depreciation and maintenance costs; and

•	$1.8 million of increased other costs attributable to operating as a public company as well as increased headcount.
These increases were offset by the following decreases:

•	$0.8 million of decreased legal fees due to non-litigation related legal costs incurred in the second quarter of 2016 in connection with our business development activities; and

•
$2.0 million of legal and accounting costs written off in the second quarter of 2016 as a result of the postponement of our IPO. The IPO was originally postponed for a period significantly in excess of 90 days, and as a result, the previously-capitalized costs were written off to general and administrative expenses.

Other Income, net
Other income, net, increased by $1.4 million from less than $0.1 million for the six months ended June 30, 2016 to $1.4 million for the six months ended June 30, 2017. The change in other income, net is attributable to increased interest and investment income on our cash, cash equivalents and investments as a result of the investment of the upfront payment received under the Celgene Collaboration Agreement and the net proceeds received from our IPO.
Provision for Income Taxes
We recorded a provision for federal and state income taxes of $1.1 million for the six months ended June 30, 2017 related to the recognition of revenue for income tax purposes of the upfront cash payment that was received upon the execution of the Celgene Collaboration Agreement in July 2016.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations through June 30, 2017 primarily through gross proceeds from private placements of our convertible preferred stock of $139.1 million, a non-refundable upfront payment of $225.0 million received in connection with the Celgene Collaboration Agreement and net proceeds from our IPO of $106.4 million. As of June 30, 2017, we had cash, cash equivalents and investments of $309.9 million.

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
Due to our significant research and development expenditures, we have generated substantial operating losses since inception. We have incurred an accumulated deficit of $76.2 million through June 30, 2017. We expect to incur substantial additional losses in the future as we expand our research and development activities and continue to advance our programs. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments of $309.9 million will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. However, we have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our capital resources sooner than we expect. The timing and amount of our operating expenditures will depend largely on:

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
Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(in thousands)	2017	2016
Net cash (used in) provided by:
Operating activities	$(42,005)	$(23,276)
Investing activities	(66,519)	(634)
Financing activities	107,158	39
Net decrease in cash and cash equivalents	$(1,366)	$(23,871)
Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2017 was $42.0 million, compared to net cash used in operating activities of $23.3 million for the six months ended June 30, 2016. Cash used in operating activities increased by $18.7 million primarily due to an increase in our operating expenses during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This increase in operating expenses was primarily due to our increased headcount and increased clinical and regulatory costs related to our JTX-2011 Phase I/II clinical trial.
Cash Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2017 was $66.5 million, compared to net cash used in investing activities of $0.6 million for the six months ended June 30, 2016. Cash used in investing activities increased by $65.9 million primarily due to purchases of investments made using a portion of the net proceeds received from our IPO. In addition, purchases of property and equipment increased by $11.3 million during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily due to leasehold improvements associated with our new corporate headquarters.
Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2017 was $107.2 million, compared to net cash provided by financing activities of less than $0.1 million for the six months ended June 30, 2016. Cash provided by financing activities increased by $107.1 million primarily due to the receipt of $106.4 million of net proceeds from our IPO, after deducting underwriting discounts and commissions and other offering expenses paid by us. A portion of these offering expenses were paid during the year ended December 31, 2016.
Contractual Obligations
On May 19, 2017, we entered into a Lease Termination Agreement and a Sublease Termination Agreement (collectively, the Lease Termination Agreements) with our landlord related to the leases for our former corporate headquarters in Cambridge, Massachusetts. As a result of the Lease Termination Agreements, rental payments for our former corporate headquarters ceased on May 31, 2017, with the exception of certain space that will be utilized through August 31, 2017. The Lease Termination Agreements required us to pay an aggregate early termination fee of $0.7 million, which was paid in the second quarter of 2017. Accordingly, our contractual obligations as of June 30, 2017 are as follows:

(in thousands)	Total	Remainder of 2017	2018 and 2019	2020 and 2021	2022 and later
Operating lease obligations (1)	$35,017	$2,046	$8,403	$8,914	$15,654
(1) Represents future minimum lease payments under our non-cancellable operating leases as of June 30, 2017.
There have been no other material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 10, 2017.
Off-Balance Sheet Arrangements
We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates which include, but are not limited to, estimates related to accrued expenses, stock-based compensation expense, income taxes and the period of performance for units of accounting identified under the Celgene Collaboration Agreement. We base our estimates on historical experience and other market specific or other relevant assumptions we believe to be reasonable under the circumstances. Actual results could differ from those estimates.
During the six months ended June 30, 2017, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 10, 2017.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of June 30, 2017, we had cash, cash equivalents and investments of $309.9 million. This amount was comprised of cash and cash equivalents of $43.5 million, short-term investments of $227.3 million and long-term investments of $39.1 million. Our cash and cash equivalents consist primarily of money market funds that are invested in U.S. Treasury obligations. Our short-term investments consist of corporate debt securities and U.S. Treasury obligations with an original maturity greater than ninety days and less than one year from the balance sheet date. Our long-term investments consist of corporate debt securities, U.S. Treasury obligations and government agency securities with maturities of greater than one year that are not expected to be used to fund current operations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of our cash equivalents and short-term investments and our conservative long-term investment approach, a sudden change in interest rates would not be expected to have material effect on our business, financial condition or results of operations.
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three or six months ended June 30, 2017.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the

Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our other efforts have been invested in early stage, preclinical programs. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of JTX-2011, JTX-4014 or any other future product candidates, which may never occur. We currently generate no revenues from sales of any products, and we may never be able to develop or commercialize a marketable product. JTX-2011, JTX-4014 and any other future product candidates will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenues from product sales. In addition, our product development programs contemplate the development of complementary diagnostics and/or companion diagnostics, which are assays or tests to identify an appropriate patient population. Complementary diagnostics and companion diagnostics are subject to regulation as medical devices and, if there are no adequate complementary diagnostics and/or companion diagnostics currently on the market for our product candidates, we may elect to advance a diagnostic and that diagnostic would have to be approved or cleared for marketing by the United States Food and Drug Administration, or FDA, or comparable foreign regulatory agencies before we could commercialize it. The success of JTX-2011, JTX-4014 and any other future product candidates will depend on several factors, including the following:

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
We submitted our IND for JTX-2011 to the FDA in July 2016 and initiated our Phase I/II clinical trials in August 2016. Enrollment in our clinical trial in certain cohorts is being enriched for patients based on their having discernible levels of ICOS or related biomarkers within their tumors. The FDA or comparable foreign regulatory authorities could change their position on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete more preclinical studies or provide additional data before continuing clinical trials. In the event we are required to satisfy additional FDA requests, the completion of our clinical trials for JTX-2011 may be delayed. Successful completion of our clinical trials is a prerequisite to submitting a BLA to the FDA and a Marketing Authorization Application, or MAA, in Europe for JTX-2011, JTX-4014 and any other future product candidates and, consequently, the ultimate approval and commercial marketing of JTX-2011, JTX-4014 and our other future product candidates. We do not know whether any of our clinical trials will be completed on schedule, if at all.
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
For example, in the context of immunotherapies, in a Phase I clinical trial of TeGenero AG’s product candidate TGN1412, when healthy volunteer subjects received the immunotherapy product candidate, they experienced cytokine release syndrome resulting in acute renal failure and acute respiratory distress syndrome requiring interventions such as dialysis and critical care support. Following this experience, regulatory agencies now ask for evaluation of immunomodulatory antibodies with a number of in vitro assays with human cells. While we have already evaluated JTX-2011 in these in vitro tests, our Phase I/II clinical trial of JTX-2011 has been ongoing for less than a year, and we have only preliminary safety data on the risk profile in humans.
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
Although JTX-2011, JTX-4014 and any other future product candidates will undergo safety testing to the extent possible and, where applicable, under such conditions discussed with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated. Immunotherapy, and its method of action of harnessing the body’s immune system, is powerful and could lead to serious side effects that we only discover in clinical trials. Unforeseen side effects from JTX-2011, JTX-4014 and any other future product candidates could arise either during clinical development or, if such side effects are more rare, after JTX-2011, JTX-4014 and any other future product candidates have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. Harnessing T cells to kill tumors is risky and may have unintended consequences. So far, we have only preliminary safety data for JTX-2011 in humans, and we cannot predict if future clinical trials of JTX-2011 or JTX-2014 will demonstrate safety in humans. If JTX-2011, JTX-4014 or any other future product candidates we develop fail to demonstrate safety and efficacy in clinical trials or do not gain marketing approval, we will not be able to generate revenue and our business will be harmed.
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
Obtaining and maintaining marketing approval of JTX-2011, JTX-4014 and any other future product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain marketing approval in any other jurisdiction, while a failure or delay in obtaining marketing approval in one jurisdiction may have a negative effect on the marketing approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. We may in the future conduct clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.
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
Cancer therapies are sometimes characterized as first-line, second-line, or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy, and, increasingly, immunotherapies or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second and third-line therapies are administered to patients when prior therapy is not effective. We expect to initially seek approval of JTX-2011, JTX-4014 and any other future product candidates as a therapy for patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but there is no guarantee that JTX-2011, JTX-4014 and any other future product candidates, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.
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
We do not have the ability to independently conduct clinical trials. We rely and will rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct or otherwise support clinical trials, including processing of human blood and tumor samples from the clinical trials, for JTX-2011, JTX-4014 and any other future product candidates. We rely and will rely heavily on these parties for execution of clinical trials for JTX-2011, JTX-4014 and any other future product candidates and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on these third parties including CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.
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

•	other agonist immunotherapy antibodies that are in clinical development; and

•	therapies targeting macrophages, T regulatory cells and B cells that are in clinical development.
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
Even if we are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations, third-party coverage and reimbursement policies or healthcare reform initiatives, which would harm our business.
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
In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.
Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Middle Class Tax Relief and Job Creation Act of 2012 required that the Centers for Medicare & Medicaid Services, or CMS, the agency responsible for administering the Medicare program, reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which served as a base for 2014 and subsequent years. In addition, effective January 2014, CMS also began bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting.
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
We are a clinical stage biopharmaceutical company with a limited operating history, and we are early on in our development efforts. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain marketing approval and become commercially viable. We have financed our operations primarily through the sale of equity securities, convertible debt securities and our collaboration with Celgene. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of JTX-2011 and preclinical and planned clinical development of JTX-4014 and other discovery programs. The size of our future net losses will depend, in part, on our future expenses and our ability to generate additional revenue, if any. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have incurred losses in each annual period since our inception. For the years ended December 31, 2016, 2015 and 2014, we reported net losses of $13.7 million, $28.5 million and $10.5 million, respectively. For the six months ended June 30, 2017, we reported a net loss of $3.0 million. As of June 30, 2017, we had an accumulated deficit of $76.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, our product candidate and any additional product candidates we may develop.

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
Our operations have consumed substantial amounts of cash since inception. As of June 30, 2017, our cash, cash equivalents and investments were $309.9 million. We expect to continue to spend substantial amounts to continue the clinical development of JTX-2011 and preclinical and clinical development of JTX-4014 and any future product candidates. If we are able to gain marketing approval of JTX-2011, JTX-4014 and any other future product candidates, we will require significant additional amounts of cash in order to launch and commercialize JTX-2011,

JTX-4014 and any other future product candidates to the extent that such launch and commercialization are not the responsibility of Celgene. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of JTX-2011, JTX-4014 and any other future product candidates. Our future capital requirements depend on many factors, including:

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
As of August 4, 2017, with respect to JTX-2011 patent rights, we own three pending U.S. provisional patent applications, one pending U.S. non-provisional application, five foreign patent applications, and two pending Patent Cooperation Treaty, or PCT, patent applications within three patent families that cover compositions of matter and methods of use and ICOS-related biomarkers, and we do not own any issued patents. As of August 4, 2017 with respect to JTX-4014 patent rights, we own one pending U.S. provisional patent application that covers compositions of matter and methods of use, and we do not own any non-provisional applications or issued patents. These provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any of our future patent applications for JTX-2011, JTX-4014 or any other future product candidates will result in the issuance of patents that effectively protect JTX-2011, JTX-4014 and any other future product candidates, or if any of our issued patents or if any of our licensor’s issued patents will effectively prevent others from commercializing competitive products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all until they are issued as a patent. Therefore, we or our licensors cannot be certain that we were the first to make the inventions claimed in our licensed patents, patents we own in the future, or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.
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
Our commercial success depends on our ability, and at times, the ability of our licensors and current or future collaborators to develop, manufacture, market, and sell JTX-2011, JTX-4014 and any other future product candidates, and use our licensors proprietary technologies without infringing the property rights of third parties. For example, we have entered into our Celgene Collaboration Agreement relating to JTX-2011, JTX-4014 and other product candidates, and an exclusive license agreement with Sloan Kettering Institute for Cancer Research, Memorial Sloan Kettering Cancer Center and Memorial Hospital for Cancer and The University of Texas MD Anderson Cancer Center related to certain uses of our JTX-2011, and we may enter into additional licenses in the future. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all our licenses.
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
As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs. Recent patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act, or the Leahy-Smith Act, signed into law in September 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, ex parte reexam, and derivation proceedings. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
As of June 30, 2017, we had108 full-time employees, including 81 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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
Global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. We cannot assure you that deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans.
As of June 30, 2017, we had $309.9 million of cash, cash equivalents, and investments. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or investments since June 30, 2017, we cannot assure you that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments, or our ability to meet our financing objectives. Furthermore, our stock price may decline due, in part, to the volatility of the stock market and any future general economic downturn.
Risks Related to our Common Stock
Our ability to utilize our net operating loss carryforwards and certain other tax attributes has been limited by “ownership changes” and may be further limited.
Under Section 382 of the Internal Revenue Code of 1986, as amended, or the IRC, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. An IRC Section 382 study, completed in August 2016, identified three previous ownership changes for purposes of IRC Section 382. As a result of these ownership changes, our net operating loss and tax credit carryforwards allocable to the periods preceding each such ownership change are subject to limitations under IRC Section 382. We may experience ownership changes in the future as a result subsequent shifts in our stock ownership, some of which are outside our control. Our ability to utilize our net operating loss carryforwards is limited by our previous ownership changes and the rest may become subject to limitations by “ownership changes” in the future, which could result in increased tax liability to us.
As we expect to recognize revenue for income tax purposes in excess of eligible NOL and tax credit carryforwards generated since inception, as limited by IRC Section 382, we expect to incur approximately $16.0 million to $18.0 million in federal and state tax liabilities during the year ended December 31, 2017.

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
We are an emerging growth company, as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements, that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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
As of June 30, 2017, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and their affiliates, beneficially owned approximately 69% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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
Certain stockholders hold a substantial number of shares of our common stock. If such stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.
In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our stock incentive plans will become eligible for sale in the public market extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act, and, in any event, we have filed a registration statement permitting shares of common stock issued on exercise of options to be freely sold in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
Certain holders of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates. Any sales of securities by these stockholders who have exercised registration rights could have a material adverse effect on the trading price of our common stock.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Registered Securities
On February 1, 2017, we completed our IPO. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-215372), which was filed on December 30, 2016 and amended subsequently and declared effective on January 26, 2017. Following the sale of the shares in connection with the closing of our IPO, the offering terminated. We received aggregate net proceeds from the IPO of approximately $106.4 million, after deducting underwriting discounts and commissions and other offering expenses paid by us. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.
As of June 30, 2017, we consumed approximately $48.0 million of the net proceeds from the IPO, primarily to advance JTX-2011 through Phase I/II clinical trials, manufacturing pre-commercial clinical trial and preclinical study materials, for completing IND enabling activities for JTX-4014 and for working capital and general corporate purposes. We have invested the remaining net proceeds from the IPO in a variety of capital preservation investments, including money market funds, investment-grade corporate debt securities, U.S. Treasury obligations and government agency securities. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on January 27, 2017.
Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOUNCE THERAPEUTICS, INC.

Date: August 9, 2017	By:	/s/ Kim C. Drapkin
Kim C. Drapkin
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit no.	Description of Exhibit
10.1
Lease Termination Agreement by and between Cambridge 1030 Mass Ave, LLC (as successor in interest to HCP/LFREP Ventures I, LLC) and Jounce Therapeutics, Inc., dated May 19, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37998) filed on May 23, 2017)

10.2
Sublease Termination Agreement by and between Manus Biosynthesis, Inc. and Jounce Therapeutics, Inc., dated May 19, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37998) filed on May 23, 2017)

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
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
+	Furnished herewith.