Form 10-Q
period 2017-09-30
Jounce Therapeutics, Inc.
filed 2017-11-13
CIK 1640455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
Form 10-Q
________________________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2017

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

As of November 10, 2017, there were 32,245,762 shares of common stock, $0.001 par value per share, outstanding.

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
The words “anticipate,” “believe,” “estimate,” “anticipate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “would”, “will,” “target”, “goal”, “could,” “should, “potential,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

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
Website and Social Media Disclosure
 From time to time, we may use our website (www.jouncetx.com), investor and media relations website (http://ir.jouncetx.com/phoenix.zhtml?c=254289&p=irol-news), Facebook page (https://www.facebook.com/jouncetx), LinkedIn page (https://www.linkedin.com/company/3494537/) and Twitter feed (https://twitter.com/JounceTx) as channels for the distribution of information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, Securities and Exchange Commission filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jounce Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except par value amounts)

d

	September 30,	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$28,634	$44,848
Short-term investments	222,457	104,410
Prepaid expenses and other current assets	8,727	2,529
Total current assets	259,818	151,787
Property and equipment, net	16,323	7,241
Long-term investments	32,305	108,116
Other non-current assets	8,595	4,168
Total assets	$317,041	$271,312
Liabilities, convertible preferred stock, contingently redeemable common stock and stockholders’ equity (deficit):
Current liabilities:
Accounts payable	$4,379	$3,511
Accrued expenses	5,552	5,855
Deferred rent and lease incentive, current	61	720
Deferred revenue, current—related party	51,957	80,544
Other current liabilities	900	43
Total current liabilities	62,849	90,673
Deferred rent and lease incentive, net of current portion	1,904	1,452
Deferred revenue, net of current portion—related party	77,192	107,260
Other non-current liabilities	34	56
Total liabilities	141,979	199,441
Commitments and contingencies
Convertible preferred stock (Series A), $0.001 par value: No shares and 47,000 shares authorized, issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	47,112
Convertible preferred stock (Series B), $0.001 par value: No shares and 24,779 shares authorized, issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	55,849
Convertible preferred stock (Series B-1), $0.001 par value: No shares and 10,448 shares authorized, issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	36,077
Contingently redeemable common stock	—	1,921
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value: 5,000 shares and no shares authorized at September 30, 2017 and December 31, 2016, respectively; no shares issued or outstanding at September 30, 2017 or December 31, 2016	—	—
Common stock, $0.001 par value: 160,000 shares and 29,810 shares authorized at September 30, 2017 and December 31, 2016, respectively; 32,229 and 2,518 shares issued at September 30, 2017 and December 31, 2016, respectively; 32,208 and 2,424 shares outstanding at September 30, 2017 and December 31, 2016, respectively	32	2
Additional paid-in capital	255,625	4,515
Accumulated other comprehensive loss	(344)	(433)
Accumulated deficit	(80,251)	(73,172)
Total stockholders’ equity (deficit)	175,062	(69,088)
Total liabilities, convertible preferred stock, contingently redeemable common stock and stockholders’ equity (deficit)	$317,041	$271,312
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Collaboration revenue—related party	$18,077	$16,908	$58,655	$16,908
Operating expenses:
Research and development	17,094	9,505	49,241	24,250
General and administrative	5,371	3,588	17,077	12,106
Total operating expenses	22,465	13,093	66,318	36,356
Operating (loss) income	(4,388)	3,815	(7,663)	(19,448)
Other income, net:
Other income, net	721	255	2,105	279
Total other income, net	721	255	2,105	279
(Loss) income before provision for income taxes	(3,667)	4,070	(5,558)	(19,169)
Provision for income taxes	417	—	1,521	—
Net (loss) income	$(4,084)	$4,070	$(7,079)	$(19,169)

Reconciliation of net (loss) income to net (loss) income attributable to common stockholders:
Net (loss) income	$(4,084)	$4,070	$(7,079)	$(19,169)
Accrued dividends on Series A convertible preferred stock	—	(945)	(268)	(2,815)
Accrued dividends on Series B convertible preferred stock	—	(1,121)	(318)	(3,339)
Accrued dividends on Series B-1 convertible preferred stock	—	(480)	(208)	(480)
Net income attributable to preferred stockholders	—	(1,385)	—	—
Net (loss) income attributable to common stockholders	$(4,084)	$139	$(7,873)	$(25,803)
Net (loss) income per share attributable to common stockholders, basic	$(0.13)	$0.07	$(0.27)	$(12.86)
Net (loss) income per share attributable to common stockholders, diluted	$(0.13)	$0.03	$(0.27)	$(12.86)
Weighted-average common shares outstanding, basic	32,182	2,131	29,321	2,007
Weighted-average common shares outstanding, diluted	32,182	4,751	29,321	2,007
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income	$(4,084)	$4,070	$(7,079)	$(19,169)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	208	(106)	89	(106)
Comprehensive (loss) income	$(3,876)	$3,964	$(6,990)	$(19,275)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net loss	$(7,079)	$(19,169)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	3,463	3,720
Depreciation expense	3,500	1,399
Net amortization of premiums and discounts on investments	866	90
Loss on disposal of property and equipment	7	—
Changes in operating assets and liabilities:
Deferred taxes	(5,844)	—
Prepaid expenses and other current assets	(5,941)	(1,590)
Other non-current assets	(305)	812
Accounts payable	1,307	(935)
Accrued expenses and other current liabilities	2,071	(363)
Deferred revenue—related party	(58,655)	208,092
Deferred rent	(207)	(495)
Net cash (used in) provided by operating activities	(66,817)	191,561
Investing activities:
Purchases of investments	(144,886)	(182,274)
Proceeds from maturities of investments	86,235	—
Proceeds from sales of investments	15,638	—
Purchases of property and equipment	(13,693)	(1,254)
Net cash used in investing activities	(56,706)	(183,528)
Financing activities:
Proceeds from the issuance of Series B-1 convertible preferred stock, net of issuance costs	—	36,077
Proceeds from initial public offering of common stock, net of issuance costs	107,008	—
Proceeds from exercise of stock options	301	46
Net cash provided by financing activities	107,309	36,123
Net (decrease) increase in cash and cash equivalents	(16,214)	44,156
Cash and cash equivalents, beginning of period	44,848	45,161
Cash and cash equivalents, end of period	$28,634	$89,317
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$766	$204
Issuance costs in accounts payable and accrued expenses	$—	$120
Stock option exercise receivables in prepaid expenses and other current assets	$6	$—
Supplemental cash flow information:
Cash paid for income taxes	$11,500	$—

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
In April 2017, the Company began the monotherapy cohorts of the Phase II portion of this clinical trial, which evaluate JTX-2011 as a monotherapy in at least three tumor-specific cohorts, including head and neck squamous cell cancer (“HNSCC”), non-small cell lung cancer (“NSCLC”), non-indication specific solid tumors and additional tumor types based on emerging science. In July 2017, the Company began the combination cohorts of the Phase II portion of this clinical trial, which evaluate JTX-2011 in combination with nivolumab in at least six tumor types, including HNSCC, NSCLC, triple negative breast cancer, melanoma, gastric cancer and additional tumor types based on emerging science. The Company expects to provide preliminary efficacy data in the first half of 2018.
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
As of September 30, 2017, the Company had cash, cash equivalents, and investments of $283.4 million. The Company expects that its existing cash, cash equivalents, and investments will enable it to fund its expected operating expenses and capital expenditure requirements for at least 24 months from November 13, 2017, the filing date of this Quarterly Report on Form 10-Q. The Company expects to finance its future cash needs through a combination of equity or debt financings and collaboration arrangements, including cash inflows from its Master Research and Collaboration Agreement (the “Celgene Collaboration Agreement”) with Celgene Corporation (“Celgene”).
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of September 30, 2017 and December 31, 2016, and for the three and nine months ended September 30, 2017 and 2016, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 10, 2017 (the “Annual Report on Form 10-K”).
The information presented in the condensed consolidated financial statements and related notes as of September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016, is unaudited. The December 31, 2016 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
Interim results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Jounce Therapeutics, Inc. and its wholly owned subsidiary, Jounce Mass Securities, Inc., which was established in July 2016. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2016, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2017.
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

•
In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Technical Expedients, to clarify guidance on transition, determining collectability, non-cash consideration and the presentation of sales and other similar taxes.

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

The Company will adopt ASC 606 effective January 1, 2018 under the modified retrospective method. The Company has substantially completed its qualitative analysis of the adoption of ASC 606. Based upon this analysis, the Company expects that adoption of ASC 606 will impact the timing of revenue recognized related to the $225.0 million upfront payment received under the Celgene Collaboration Agreement. The Company intends to disclose the estimated quantitative impact of the adoption of ASC 606 on its financial statements within its Annual Report on Form 10-K for the year ended December 31, 2017. The adoption of ASC 606 is also expected to have an impact on the Company’s footnote disclosures and its internal controls over financial reporting.
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
The Company is recognizing the consideration allocated to each unit of accounting on a straight-line basis, as there is no discernible pattern or objective measure of performance of the services, over the estimated performance period. The estimated performance period reflects the Company’s estimate of the period over which it will perform the separate and distinct research and development services to deliver a pre-defined data package to Celgene for each program subject to an option. The performance periods for each unit of accounting range from twelve months to four years. During the third quarter of 2017, the Company revised the estimated performance periods for certain units of accounting based upon its current development plans. These revisions resulted in a reduction of revenue of $1.9 million for the three and nine months ended September 30, 2017 as compared to the Company’s previously-estimated performance periods.
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
During the nine months ended September 30, 2017, under the Celgene Collaboration Agreement, the Company recognized $58.7 million of the $225.0 million upfront payment as revenue. As of September 30, 2017, the Company has $129.1 million of deferred revenue, which is classified as either current or net of current portion in the accompanying condensed consolidated balance sheets based on the period over which the revenue is expected to be recognized.
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
Assets measured at fair value on a recurring basis as of September 30, 2017 were as follows (in thousands):

	September 30, 2017	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Money market funds, included in cash equivalents	$28,181	$28,181	$—	$—
Investments:
Corporate debt securities	68,579	—	68,579	—
U.S. Treasuries	125,443	125,443	—	—
Government agency securities	60,740	60,740	—	—
Totals	$282,943	$214,364	$68,579	$—
Assets measured at fair value on a recurring basis as of December 31, 2016 were as follows (in thousands):

	December 31, 2016	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Money market funds, included in cash equivalents	$44,848	$44,848	$—	$—
Investments:
Corporate debt securities	92,408	—	92,408	—
U.S. Treasuries	120,118	120,118	—	—
Totals	$257,374	$164,966	$92,408	$—
There were no changes in valuation techniques or transfers between the fair value measurement levels during the three and nine months ended September 30, 2017 or during the year ended December 31, 2016. There were no liabilities measured at fair value on a recurring basis as of September 30, 2017 or December 31, 2016.

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

Cash equivalents, short-term investments and long-term investments as of September 30, 2017 were comprised as follows (in thousands):

	September 30, 2017
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$28,181	$—	$—	$28,181
Corporate debt securities	62,419	—	(31)	62,388
U.S. Treasuries	125,646	—	(203)	125,443
Government agency securities	34,669	—	(43)	34,626
Total cash equivalents and short-term investments	250,915	—	(277)	250,638
Long-term investments:
Corporate debt securities	6,198	—	(7)	6,191
Government agency securities	26,174	—	(60)	26,114
Total long-term investments	32,372	—	(67)	32,305
Total cash equivalents and investments	$283,287	$—	$(344)	$282,943
Cash equivalents, short-term investments and long-term investments as of December 31, 2016 were comprised as follows (in thousands):

	December 31, 2016
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$44,848	$—	$—	$44,848
Corporate debt securities	92,549	—	(141)	92,408
U.S. Treasuries	12,020	—	(18)	12,002
Total cash equivalents and short-term investments	149,417	—	(159)	149,258
Long-term investments:
U.S. Treasuries	108,390	—	(274)	108,116
Total long-term investments	108,390	—	(274)	108,116
Total cash equivalents and investments	$257,807	$—	$(433)	$257,374
As of September 30, 2017 and December 31, 2016, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $194.3 million and $192.3 million, respectively. As of September 30, 2017, the aggregate fair value of securities that were in an unrealized loss position for more than twelve months was $51.0 million. The Company did not hold any securities in an unrealized loss position for more than twelve months as of December 31, 2016. As of September 30, 2017, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of September 30, 2017.

There were no realized gains or losses on available-for-sale securities during the three months ended September 30, 2017 or during the three and nine months ended September 30, 2016. There were immaterial realized gains and losses on available-for-sale securities during the nine months ended September 30, 2017.
6.     Accrued Expenses
Accrued expenses as of September 30, 2017 and December 31, 2016 were comprised as follows (in thousands):

	September 30,	December 31,
	2017	2016
Employee compensation and benefits	$2,634	$2,651
External research and professional services	2,750	1,923
Lab consumables and other	168	1,281
Total accrued expenses	$5,552	$5,855
7.   Common Stock and Preferred Stock
Common Stock

The Company is authorized to issue 160.0 million shares of common stock. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors.

Preferred Stock

Upon completion of the Company’s IPO, all outstanding preferred stock was automatically converted into an aggregate of 22.3 million shares of common stock. The Company is also authorized to issue 5.0 million shares of undesignated preferred stock in one or more series. As of September 30, 2017, no shares of preferred stock were issued or outstanding.
Shares Reserved for Future Issuance
The Company has reserved for future issuance the following number of shares of common stock (in thousands):

	September 30,	December 31,
	2017	2016
Shares reserved for Series A convertible preferred stock outstanding	—	12,737
Shares reserved for Series B convertible preferred stock outstanding	—	6,715
Shares reserved for Series B-1 convertible preferred stock outstanding	—	2,831
Shares reserved for vesting of restricted stock awards	20	94
Shares reserved for exercises of outstanding stock options	4,780	4,290
Shares reserved for future issuances under the 2017 Stock Incentive Plan	1,157	244
Total shares reserved for future issuance	5,957	26,911
8.   Stock-based Compensation
2013 Stock Option and Grant Plan
In February 2013, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2013 Stock Option and Grant Plan (the “2013 Plan”), as amended and restated, under which it could grant incentive stock options (“ISOs”), non-qualified stock options and restricted stock awards to eligible employees, officers, directors, and consultants. The 2013 Plan was subsequently amended in January 2015, April 2015, July 2015, March 2016 and October 2016 to allow for the issuance of additional shares of common stock.

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
The terms of stock options and restricted stock awards, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the 2017 Plan. Stock options and restricted stock awards granted by the Company to employees and directors generally vest ratably over four years. Awards granted to new employees vest ratably over four years with 25% vesting on the first anniversary of employment and the remaining 75% vesting ratably, on a quarterly or monthly basis, over the remaining three years. Awards granted to non-employees generally vest monthly over one year. No restricted stock awards were issued during the three and nine months ended September 30, 2017 or 2016. No stock options were issued to non-employees during the three and nine months ended September 30, 2017 or 2016.
As of September 30, 2017, there were 1.2 million shares available for future issuance under the 2017 Plan.
2017 Employee Stock Purchase Plan
In January 2017, the Board of Directors adopted and the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which became effective upon the closing of the Company’s IPO. The Company reserved 302,000 shares of common stock for future issuance under the 2017 ESPP. No offering periods under the 2017 ESPP had been initiated as of September 30, 2017.
Founder Awards
From December 2012 to February 2013, the Company issued 1.4 million shares of restricted stock to non-employee founders (the “Founders”). Of the total restricted stock awarded to the Founders, 1.0 million shares vested over one to four years, based on each Founder’s continued service relationship with the Company in varying capacities as advisors, as prescribed by the grantee’s individual restricted stock purchase agreements. The remaining 0.4 million shares vested upon the determination by the Board of Directors of a Founder’s achievement of certain performance objectives, as set forth in the agreements. These performance criteria were linked to certain milestones specific to the Company’s research and development goals, including but not limited to preclinical and clinical development milestones related to the Company’s product candidates. As of September 30, 2017, all restricted stock awards issued to Founders were vested.
Restricted stock awards granted to two Founders originally contained options that enabled the Founders to sell their vested shares back to the Company at fair value upon both (i) the termination of the consulting agreement between the Founder and the Company for any reason and (ii) the determination by the Founder’s employer that the ownership of the restricted stock is in violation of the employer’s conflict of interest policy. The occurrence of these events was determined to be outside of the Founders’ and the Company’s control. As such, these restricted stock awards were previously recorded on the condensed consolidated balance sheet as contingently redeemable common stock, residing in temporary equity, in accordance with the classification guidance of ASC 718, Compensation—Stock Compensation and ASC 480, Distinguishing Liabilities from Equity. In June 2017, the restricted stock purchase agreements related to the two Founders were amended such that these options expired on July 26, 2017. Accordingly, these restricted stock awards were reclassified from contingently redeemable common stock to additional paid-in capital as of that date.
Stock-based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$593	$2,459	$2,143	$3,269
General and administrative	481	166	1,320	451
Total stock-based compensation expense	$1,074	$2,625	$3,463	$3,720

Restricted Stock Activity
Pursuant to restricted stock agreements originally issued under the terms of the 2013 Plan, the Company, at its discretion, has the option to repurchase unvested shares at the initial purchase price if the employees or non-employees terminate their service relationship with the Company. The shares are recorded in stockholders’ equity (deficit) as they vest.
The following table summarizes changes in unvested restricted stock for the nine months ended September 30, 2017 (in thousands, except per share amounts):

	Shares	Weighted-average grant date fair value per share
Unvested restricted stock as of December 31, 2016	94	$0.07
Issued	—	$—
Vested	(73)	$0.08
Repurchased	(1)	$0.37
Unvested restricted stock as of September 30, 2017	20	$—
The aggregate fair value of restricted stock awards that vested during the three months ended September 30, 2017 and 2016, based upon the fair values of the stock underlying the restricted stock awards on the day of vesting, was $0.1 million and $2.5 million, respectively. The aggregate fair value of restricted stock awards that vested during the nine months ended September 30, 2017 and 2016 was $1.2 million and $3.2 million, respectively.
Stock Option Activity
The fair value of stock options during the three and nine months ended September 30, 2017 and 2016 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Risk-free interest rate	1.9%	1.3%	2.0%	1.4%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	6.1	6.1	6.1	6.1
Expected volatility	66.8%	72.2%	71.4%	71.1%

Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended September 30, 2017 and 2016 was $9.80 per share and $5.39 per share, respectively. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2017 and 2016 was $11.30 per share and $4.18 per share, respectively.
The following table summarizes changes in stock option activity during the nine months ended September 30, 2017 (in thousands, except per share amounts):

	Options	Weighted-average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2016	4,290	$3.95	8.7	$29,269
Granted	802	$17.51
Exercised	(108)	$2.84
Cancelled or forfeited	(204)	$10.66
Outstanding at September 30, 2017	4,780	$5.96	8.2	$47,265
Vested and expected to vest at September 30, 2017	4,780	$5.96	8.2	$47,265
Exercisable at September 30, 2017	1,957	$2.43	7.4	$25,724

The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2017 and 2016 was $0.5 million and less than $0.1 million, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2017 and 2016 was $1.5 million and $0.3 million, respectively.
As of September 30, 2017, there was unrecognized stock-based compensation expense related to unvested stock options of $13.9 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.
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
Pursuant to IRS Revenue Procedure 2004-34, the Company will recognize additional revenue for income tax purposes during the year ended December 31, 2017 related to the upfront cash payment that was received upon the execution of the Celgene Collaboration Agreement in July 2016. As the revenue to be recognized for income tax purposes is expected to exceed the Company’s eligible NOL and tax credit carryforwards generated since inception, as limited by IRC Section 382, the Company expects to incur approximately $16.0 million to $18.0 million in federal and state tax liabilities during the year ended December 31, 2017. The Company’s overall provision for income taxes of $1.5 million for the nine months ended September 30, 2017 is less than the estimated federal and state tax liabilities due to the tax benefit the Company is able to recognize related to deferred tax assets that the Company has concluded it will more likely than not realize in future periods. As of September 30, 2017, the Company recorded $5.8 million of deferred tax assets, which are included as a component of other non-current assets within the condensed consolidated balance sheet.

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
11.   Net (Loss) Income per Share
For purposes of the diluted net (loss) income per share calculation, convertible preferred stock, outstanding stock options and unvested restricted common stock are considered to be potentially dilutive securities, however the following amounts have been excluded from the calculation of diluted net (loss) income per share because their effect would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Series A convertible preferred stock	—	—	—	12,737
Series B convertible preferred stock	—	—	—	6,715
Series B-1 convertible preferred stock	—	—	—	2,831
Outstanding stock options	4,780	—	4,780	3,626
Unvested restricted common stock	20	—	20	170
Total	4,800	—	4,800	26,079

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

In April 2017, we began the monotherapy cohorts of the Phase II portion of this clinical trial, which evaluate JTX-2011 as a monotherapy in at least three tumor-specific cohorts, including head and neck squamous cell cancer, or HNSCC, non-small cell lung cancer, or NSCLC, non-indication specific solid tumors and additional tumor types based on emerging science. In July 2017, we began the combination cohorts of the Phase II portion of this clinical trial, which evaluate JTX-2011 in combination with nivolumab in at least six tumor types, including HNSCC, NSCLC, triple negative breast cancer, melanoma, gastric cancer and additional tumor types based on emerging science. We expect to provide preliminary efficacy data in the first half of 2018.
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

Celgene may extend the initial four-year research term of the collaboration for up to three additional one-year periods upon payment of an extension fee for each additional year. Additionally, under the terms of the agreement, if Celgene exercises all of its options, all programs meet all milestones, including regulatory approvals in the United States and outside the United States, and Celgene extends the initial four-year research term for three additional years, we are eligible to earn up to approximately $2.6 billion in clinical, regulatory, and/or commercialization milestone payments, option-exercise fees and research term extension fees.
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
Since inception, our operations have focused on organizing and staffing our Company, business planning, raising capital, developing our Translational Science Platform and conducting research, preclinical studies and clinical trials. We do not have any products approved for sale. From inception through September 30, 2017, we have recognized a total of $95.9 million in collaboration revenue under the Celgene Collaboration Agreement relating to the $225.0 million upfront payment received from Celgene in 2016. We are subject to a number of risks comparable to those of other similar companies, including dependence on key individuals; the need to develop commercially viable products; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of our products. We have funded our operations through September 30, 2017 primarily through proceeds received from our IPO, the upfront payment received under the Celgene Collaboration Agreement and private placements of our preferred stock.
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
Due to our significant research and development expenditures, we have generated substantial operating losses in each annual period since our inception. We have incurred an accumulated deficit of $80.3 million through September 30, 2017. We expect to incur substantial additional losses in the future as we expand our research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue our multi-arm Phase I/II clinical trial with our lead product candidate, JTX-2011;

•	continue to identify and test potential combination agents to be studied in new clinical trials with JTX-2011;

•	continue our IND enabling activities for JTX-4014 and advance this program into clinical trials for use in combination with JTX-2011 and other potential product candidates;

•	continue to develop and identify potential predictive biomarkers and complementary diagnostics and/or companion diagnostics for JTX-2011 and other potential product candidates;

•
continue to develop and enhance our Translational Science Platform and advance our early stage pipeline of immunotherapy programs including early research activities under our Celgene collaboration into later stages of development;

•	increase our headcount to expand our clinical development team; and

•	incur additional costs and headcount associated with operating as a public company.

Financial Operations Overview
Revenue
To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the nine months ended September 30, 2017, we recognized $58.7 million of collaboration revenue under the Celgene Collaboration Agreement related to the $225.0 million upfront payment received from Celgene in 2016. As of September 30, 2017, we had not received any milestone or royalty payments under the Celgene Collaboration Agreement.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
JTX-2011	$5,776	$981	$18,260	$5,425
JTX-4014	885	479	2,543	714
Pre-development candidates	209	740	915	1,581
Total external research and development and clinical and regulatory costs	$6,870	$2,200	$21,718	$7,720
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
Provision for Income Taxes
We will recognize additional revenue for income tax purposes during the year ended December 31, 2017 related to the upfront cash payment that was received upon the execution of the Celgene Collaboration Agreement in July 2016. This revenue is expected to exceed our eligible net operating loss, or NOL, and tax credit carryforwards generated since inception. Accordingly, we expect to incur approximately $16.0 million to $18.0 million in federal and state tax liabilities during the year ended December 31, 2017. Our overall income tax provision of $1.5 million for the three and nine months ended September 30, 2017 is less than the estimated federal and state tax liabilities as a result of the tax benefit we are able to recognize related to deferred tax assets that we have concluded we will more likely than not realize in future periods.
Results of Operations
Comparison of the Three Months Ended September 30, 2017 and 2016
The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016, along with the changes in those items in dollars:

	Three Months Ended September 30,
(in thousands)	2017	2016	$ Change
Revenue:
Collaboration revenue—related party	$18,077	$16,908	$1,169
Operating expenses:
Research and development	17,094	9,505	7,589
General and administrative	5,371	3,588	1,783
Total operating expenses	22,465	13,093	9,372
Other income, net	721	255	466
(Loss) income before provision for income taxes	(3,667)	4,070	(7,737)
Provision for income taxes	417	—	417
Net (loss) income	$(4,084)	$4,070	$(8,154)
Collaboration Revenue
Collaboration revenue for the three months ended September 30, 2017 and 2016 was solely related to the amortization of the $225.0 million upfront payment received under our Celgene Collaboration Agreement that was executed in July 2016.
Research and Development
The following table summarizes our research and development expenses for three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
(in thousands)	2017	2016	$ Change
Employee compensation	$4,636	$4,739	$(103)
External research and development	3,059	1,143	1,916
External clinical and regulatory	3,811	1,057	2,754
Lab consumables	3,250	1,218	2,032
Consulting research	268	208	60
Facility costs	1,492	666	826
Other research	578	474	104
Total research and development expenses	$17,094	$9,505	$7,589
Research and development expenses increased by $7.6 million from $9.5 million for the three months ended September 30, 2016 to $17.1 million for the three months ended September 30, 2017. The increase in research and development expenses was primarily attributable to the following:

•
$1.9 million of increased external research and development costs primarily attributable to the manufacture of pre-commercial clinical trial materials and related activities for JTX-2011 and increased IND enabling activities related to JTX-4014;

•
$2.8 million of increased external clinical and regulatory costs related to our JTX-2011 Phase I/II clinical trial, for which the Phase I portion commenced enrollment in August 2016 and for which the Phase II portion commenced enrollment in April 2017;

•	$2.0 million of increased lab consumables costs primarily attributable to our increased headcount and our general research and development activities; and

•
$0.8 million of increased facility costs, including expenses associated with the exit of our previous corporate headquarters, increased rent expense related to our new corporate headquarters, depreciation and maintenance costs.

These increases were offset by the following decrease:

•	$0.1 million of decreased employee compensation costs primarily attributable to $1.9 million of decreased stock-based compensation expense, offset by increased headcount.
General and Administrative
The following table summarizes our general and administrative expenses for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
(in thousands)	2017	2016	$ Change
Employee compensation	$2,127	$1,464	$663
Consulting	525	555	(30)
Legal fees	441	330	111
Facility costs	1,133	473	660
Other	1,145	766	379
Total general and administrative expenses	$5,371	$3,588	$1,783
General and administrative expenses increased by $1.8 million from $3.6 million for the three months ended September 30, 2016 to $5.4 million for the three months ended September 30, 2017. The increase in general and administrative expenses was primarily attributable to the following:

•
$0.7 million of increased employee compensation costs primarily attributable to increased headcount, of which $0.3 million related to increased stock-based compensation expense, as well as increased recruiting costs;

•
$0.7 million of increased facility costs, including expenses associated with the exit of our previous corporate headquarters, increased rent expense related to our new corporate headquarters, depreciation and maintenance costs; and

•	$0.4 million of increased other costs primarily attributable to operating as a public company as well as increased headcount.
Other Income, net
Other income, net, increased by $0.5 million from $0.3 million for the three months ended September 30, 2016 to $0.7 million for the three months ended September 30, 2017. The change in other income, net is attributable to increased interest and investment income on our cash, cash equivalents and investments as a result of the investment of the upfront payment received under the Celgene Collaboration Agreement and the net proceeds received from our IPO.
Provision for Income Taxes
We recorded a provision for federal and state income taxes of $0.4 million for the three months ended September 30, 2017 related to the recognition of revenue for income tax purposes of the upfront cash payment that was received upon the execution of the Celgene Collaboration Agreement in July 2016.

Comparison of the Nine Months Ended September 30, 2017 and 2016
The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016, along with the changes in those items in dollars:

	Nine Months Ended September 30,
(in thousands)	2017	2016	$ Change
Revenue:
Collaboration revenue—related party	$58,655	$16,908	$41,747
Operating expenses:
Research and development	49,241	24,250	24,991
General and administrative	17,077	12,106	4,971
Total operating expenses	66,318	36,356	29,962
Other income, net	2,105	279	1,826
Loss before provision for income taxes	(5,558)	(19,169)	13,611
Provision for income taxes	1,521	—	1,521
Net loss	$(7,079)	$(19,169)	$12,090
Collaboration Revenue
Collaboration revenue for the nine months ended September 30, 2017 and 2016 was solely related to the amortization of the $225.0 million upfront payment received under our Celgene Collaboration Agreement that was executed in July 2016.
Research and Development
The following table summarizes our research and development expenses for nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
(in thousands)	2017	2016	$ Change
Employee compensation	$13,745	$9,530	$4,215
External research and development	10,569	5,736	4,833
External clinical and regulatory	11,149	1,984	9,165
Lab consumables	6,914	3,484	3,430
Consulting research	717	846	(129)
Facility costs	4,765	1,791	2,974
Other research	1,382	879	503
Total research and development expenses	$49,241	$24,250	$24,991
Research and development expenses increased by $25.0 million from $24.3 million for the nine months ended September 30, 2016 to $49.2 million for the nine months ended September 30, 2017. The increase in research and development expenses was primarily attributable to the following:

•	$4.2 million of increased employee compensation costs primarily attributable to increased headcount, offset by $1.1 million of decreased stock-based compensation expense;

•
$4.8 million of increased external research and development costs primarily attributable to the manufacture of pre-commercial clinical trial materials and related activities for JTX-2011 and increased IND enabling activities related to JTX-4014;

•
$9.2 million of increased external clinical and regulatory costs related to our JTX-2011 Phase I/II clinical trial, for which the Phase I portion commenced enrollment in August 2016 and for which the Phase II portion commenced enrollment in April 2017;

•	$3.4 million of increased lab consumables costs primarily attributable to our increased headcount and our general research and development activities; and

•
$3.0 million of increased facility costs, including expenses associated with the exit of our previous corporate headquarters, increased rent expense related to our new corporate headquarters, depreciation and maintenance costs.

General and Administrative
The following table summarizes our general and administrative expenses for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
(in thousands)	2017	2016	$ Change
Employee compensation	$6,535	$4,123	$2,412
Consulting	1,487	1,183	304
Legal fees	1,090	1,769	(679)
Facility costs	4,109	1,340	2,769
Write-off of IPO costs	—	2,045	(2,045)
Other	3,856	1,646	2,210
Total general and administrative expenses	$17,077	$12,106	$4,971
General and administrative expenses increased by $5.0 million from $12.1 million for the nine months ended September 30, 2016 to $17.1 million for the nine months ended September 30, 2017. The increase in general and administrative expenses was primarily attributable to the following:

•
$2.4 million of increased employee compensation costs primarily attributable to increased headcount, of which $0.9 million related to increased stock-based compensation expense, as well as increased recruiting costs;

•
$2.8 million of increased facility costs, including expenses associated with the exit of our previous corporate headquarters, increased rent expense related to our new corporate headquarters, depreciation and maintenance costs; and

•	$2.2 million of increased other costs primarily attributable to operating as a public company as well as increased headcount.
These increases were offset by the following decreases:

•	$0.7 million of decreased legal fees due to non-litigation related legal costs incurred in 2016 in connection with our business development activities; and

•
$2.0 million of legal and accounting costs written off in 2016 as a result of the postponement of our IPO. The IPO was originally postponed for a period significantly in excess of 90 days, and as a result, the previously-capitalized costs were written off to general and administrative expenses.

Other Income, net
Other income, net, increased by $1.8 million from $0.3 million for the nine months ended September 30, 2016 to $2.1 million for the nine months ended September 30, 2017. The change in other income, net is attributable to increased interest and investment income on our cash, cash equivalents and investments as a result of the investment of the upfront payment received under the Celgene Collaboration Agreement and the net proceeds received from our IPO.
Provision for Income Taxes
We recorded a provision for federal and state income taxes of $1.5 million for the nine months ended September 30, 2017 related to the recognition of revenue for income tax purposes of the upfront cash payment that was received upon the execution of the Celgene Collaboration Agreement in July 2016.

Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations through September 30, 2017 primarily through gross proceeds from private placements of our convertible preferred stock of $139.1 million, a non-refundable upfront payment of $225.0 million received in connection with the Celgene Collaboration Agreement and net proceeds from our IPO of $106.4 million. As of September 30, 2017, we had cash, cash equivalents and investments of $283.4 million.
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
Due to our significant research and development expenditures, we have generated substantial operating losses since inception. We have incurred an accumulated deficit of $80.3 million through September 30, 2017. We expect to incur substantial additional losses in the future as we expand our research and development activities and continue to advance our programs. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments of $283.4 million will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. However, we have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our capital resources sooner than we expect. The timing and amount of our operating expenditures will depend largely on:

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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements including our Celgene Collaboration Agreement. We currently do not have a credit facility or committed sources of capital. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
(in thousands)	2017	2016
Net cash (used in) provided by:
Operating activities	$(66,817)	$191,561
Investing activities	(56,706)	(183,528)
Financing activities	107,309	36,123
Net (decrease) increase in cash and cash equivalents	$(16,214)	$44,156
Cash (Used in) Provided by Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2017 was $66.8 million, compared to net cash provided by operating activities of $191.6 million for the nine months ended September 30, 2016. This net change of $258.4 million was primarily due to the $225.0 million upfront cash payment received upon the execution of the Celgene Collaboration Agreement in July 2016, offset by an increase in our operating expenses during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 as well as income tax payments made during the nine months ended September 30, 2017. The increase in operating expenses was primarily due to our increased headcount and increased clinical and regulatory costs related to our JTX-2011 Phase I/II clinical trial.
Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2017 was $56.7 million, compared to net cash used in investing activities of $183.5 million for the nine months ended September 30, 2016. Cash used in investing activities decreased by $126.8 million primarily due to purchases of investments made during the nine months ended September 30, 2016 using the $225.0 million upfront cash payment received upon the execution of the Celgene Collaboration Agreement in July 2016. We purchased investments during the nine months ended September 30, 2017 using the net proceeds received from our IPO. This decrease was offset by an increase in purchases of property and equipment of $12.4 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily due to leasehold improvements associated with our new corporate headquarters.

Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2017 was $107.3 million, compared to net cash provided by financing activities of $36.1 million for the nine months ended September 30, 2016. Cash provided by financing activities increased by $71.2 million primarily due to the receipt of $106.4 million of net proceeds from our IPO, after deducting underwriting discounts and commissions and other offering expenses paid by us. A portion of these offering expenses were paid during the year ended December 31, 2016. During the nine months ended September 30, 2016, we received $36.1 million of net proceeds from the sale of Series B-1 convertible preferred stock to Celgene.
Contractual Obligations
There have been no material changes from the contractual obligations and commitments previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, which was filed with the SEC on August 9, 2017.
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
During the nine months ended September 30, 2017, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 10, 2017.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of September 30, 2017, we had cash, cash equivalents and investments of $283.4 million. This amount was comprised of cash and cash equivalents of $28.6 million, short-term investments of $222.5 million and long-term investments of $32.3 million. Our cash and cash equivalents consist primarily of money market funds that are invested in U.S. Treasury obligations. Our short-term investments consist of corporate debt securities, U.S. Treasury obligations and government agency securities with an original maturity greater than ninety days and less than one year from the balance sheet date. Our long-term investments consist of corporate debt securities and government agency securities with maturities of greater than one year that are not expected to be used to fund current operations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of our cash equivalents and short-term investments and our conservative long-term investment approach, a sudden change in interest rates would not be expected to have material effect on our business, financial condition or results of operations.
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2017.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Risks Related to Product Development and Regulatory Process
We are early in our development efforts. Our lead product candidate, JTX-2011, is in the early stages of clinical development. If we are unable to advance JTX-2011 through clinical development, or advance JTX-4014 or any other future product candidates to clinical development, or obtain marketing approval and ultimately commercialize any product candidates or experience significant delays in doing so, our business will be materially harmed.
We are early in our development efforts, and our lead product candidate, JTX-2011, is still in the early stages of clinical development. We have invested substantially all of our efforts and financial resources in the identification of targets and preclinical and clinical development of monoclonal antibodies, or mAbs, including the development of our lead product candidate, JTX-2011, and JTX-4014. We submitted our Investigational New Drug application, or IND, for JTX-2011 to the United States Food and Drug Administration, or FDA, in July 2016 and began the Phase I portion of our JTX-2011 multi-arm Phase I/II clinical trial in patients with solid tumors in August 2016. In April 2017, we began the monotherapy cohorts of the Phase II portion of this clinical trial.
Our other efforts have been invested in early stage, preclinical programs. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of JTX-2011, JTX-4014 or any other future product candidates, which may never occur. We currently generate no revenues from sales of any products, and we may never be able to develop or commercialize a marketable product. JTX-2011, JTX-4014 and any other future product candidates will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenues from product sales. In addition, our product development programs contemplate the development of complementary diagnostics and/or companion diagnostics, which are assays or tests to identify an appropriate patient population. Complementary diagnostics and companion diagnostics are subject to regulation as medical devices and, if there are no adequate complementary diagnostics and/or companion diagnostics currently on the market for our product candidates, we may elect to advance a diagnostic and that diagnostic would have to be approved or cleared for marketing by the FDA or comparable foreign regulatory agencies before we could commercialize it. The success of JTX-2011, JTX-4014 and any other future product candidates will depend on several factors, including the following:

•	successful completion of preclinical studies of JTX-4014 and any future product candidates;

•	successful completion of non-clinical toxicology studies that may be required for regulatory approval of JTX-2011;

•	acceptance of INDs for our planned clinical trials or future clinical trials;

•	successful enrollment and completion of clinical trials;

•	demonstration that the combination of JTX-2011 with JTX-4014 provides the same clinical benefit as JTX-2011 combined with nivolumab;

•	demonstration of a benefit/risk profile for JTX-2011 and future products that is sufficient to support a successful Biologics License Application, or BLA;

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
Our lead product candidate is in early stages of clinical development and its risk of failure is high. It is impossible to predict when or if JTX-2011, JTX-4014 and any other future product candidates will prove effective and safe in humans and will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of JTX-2011, JTX-4014 or any other future product candidates, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of JTX-2011, JTX-4014 and any other future product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Our preclinical studies and clinical trials may not be successful.
We submitted our IND for JTX-2011 to the FDA in July 2016 and began the Phase I portion of our JTX-2011 multi-arm Phase I/II clinical trial in patients with solid tumors in August 2016. In April 2017, we began the monotherapy cohorts of the Phase II portion of this clinical trial. Enrollment in our clinical trial in certain cohorts is being enriched for patients based on their having discernible levels of ICOS or related biomarkers within their tumors. The FDA or comparable foreign regulatory authorities could change their position on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete more preclinical studies or provide additional data before continuing clinical trials. In the event we are required to satisfy additional FDA requests, the completion of our clinical trials for JTX-2011 may be delayed. Successful completion of our clinical trials is a prerequisite to submitting a BLA to the FDA and a Marketing Authorization Application, or MAA, in Europe for JTX-2011, JTX-4014 and any other future product candidates and, consequently, the ultimate approval and commercial marketing of JTX-2011, JTX-4014 and our other future product candidates. We do not know whether any of our clinical trials will be completed on schedule, if at all.
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
For example, in the context of immunotherapies, in a Phase I clinical trial of TeGenero AG’s product candidate TGN1412, when healthy volunteer subjects received the immunotherapy product candidate, they experienced cytokine release syndrome resulting in acute renal failure and acute respiratory distress syndrome requiring interventions such as dialysis and critical care support. Following this experience, regulatory agencies now ask for evaluation of immunomodulatory antibodies with a number of in vitro assays with human cells. While we have already evaluated JTX-2011 in these in vitro tests, our Phase II clinical trial of JTX-2011 has been ongoing for less than a year, and we have only preliminary safety data on the risk profile in humans.
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
We are a clinical stage biopharmaceutical company with a limited operating history, and we are early on in our development efforts. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain marketing approval and become commercially viable. We have financed our operations primarily through the sale of equity securities, convertible debt securities and our collaboration with Celgene. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of JTX-2011 and preclinical and planned clinical development of JTX-4014 and other discovery programs. The size of our future net losses will depend, in part, on our future expenses and our ability to generate additional revenue, if any. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have incurred losses in each annual period since our inception. For the years ended December 31, 2016, 2015 and 2014, we reported net losses of $13.7 million, $28.5 million and $10.5 million, respectively. For the nine months ended September 30, 2017, we reported a net loss of $7.1 million. As of September 30, 2017, we had an accumulated deficit of $80.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, our product candidate and any additional product candidates we may develop.

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
Our operations have consumed substantial amounts of cash since inception. As of September 30, 2017, our cash, cash equivalents and investments were $283.4 million. We expect to continue to spend substantial amounts to continue the clinical development of JTX-2011 and preclinical and clinical development of JTX-4014 and any future product candidates. If we are able to gain marketing approval of JTX-2011, JTX-4014 and any other future product candidates, we will require significant additional amounts of cash in order to launch and commercialize JTX-2011,

JTX-4014 and any other future product candidates to the extent that such launch and commercialization are not the responsibility of Celgene. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of JTX-2011, JTX-4014 and any other future product candidates. Our future capital requirements depend on many factors, including:

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
As of November 10, 2017, with respect to JTX-2011 patent rights, we own two pending U.S. provisional patent applications, one pending U.S. non-provisional application, twenty-six pending foreign patent applications, and one pending Patent Cooperation Treaty, or PCT, patent application within three patent families that cover compositions of matter and methods of use and ICOS-related biomarkers, and we do not own any issued patents. As of November 10, 2017 with respect to JTX-4014 patent rights, we own one pending U.S. non-provisional application, three pending foreign patent applications, and one pending PCT patent application within one patent family that covers compositions of matter and methods of use, and we do not own any issued patents. These provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any of our future patent applications for JTX-2011, JTX-4014 or any other future product candidates will result in the issuance of patents that effectively protect JTX-2011, JTX-4014 and any other future product candidates, or if any of our issued patents or if any of our licensor’s issued patents will effectively prevent others from commercializing competitive products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all until they are issued as a patent. Therefore, we or our licensors cannot be certain that we were the first to make the inventions claimed in our licensed patents, patents we own in the future, or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.
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
As of September 30, 2017, we had 113 full-time employees, including 87 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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
As of September 30, 2017, we had $283.4 million of cash, cash equivalents, and investments. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or investments since September 30, 2017, we cannot assure you that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments, or our ability to meet our financing objectives. Furthermore, our stock price may decline due, in part, to the volatility of the stock market and any future general economic downturn.
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
As of September 30, 2017, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and their affiliates, beneficially owned approximately 82% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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
As of September 30, 2017, we consumed approximately $75.0 million of the net proceeds from the IPO, primarily to advance JTX-2011 through Phase I/II clinical trials, manufacturing pre-commercial clinical trial and preclinical study materials, for completing IND enabling activities for JTX-4014 and for working capital and general corporate purposes. We have invested the remaining net proceeds from the IPO in a variety of capital preservation investments, including money market funds, investment-grade corporate debt securities, U.S. Treasury obligations and government agency securities. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on January 27, 2017.
Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1*#	2017 Employee Stock Purchase Plan, As Amended
10.2*#	Amended and Restated Non-Employee Director Compensation Policy
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements

*	Filed herewith
+	Furnished herewith
#	Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOUNCE THERAPEUTICS, INC.

Date: November 13, 2017	By:	/s/ Kim C. Drapkin
Kim C. Drapkin
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)