Form 10-K
period 2017-12-31
Jounce Therapeutics, Inc.
filed 2018-03-08
CIK 1640455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
FORM 10-K
________________________________________________________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________.

Commission File Number 001-37998
________________________________________________________________________________________________________
JOUNCE THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)
________________________________________________________________________________________________________

Delaware (State or other jurisdiction of incorporation or organization)	45‑4870634 (I.R.S. Employer Identification No.)

780 Memorial Drive Cambridge, Massachusetts (Address of principal executive offices)	02139 (Zip Code)
Registrant’s telephone number, including area code: (857) 259‑3840

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non‑accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

As of June 30, 2017, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $158,864,650, based upon the closing price of the registrant’s Common Stock on June 30, 2017.

As of February 28, 2018, there were 32,391,531 shares of common stock, $0.001 par value per share, outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to its 2018 Annual Meeting of Stockholders to be filed within 120 days of the end of the registrant’s fiscal year ended December 31, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

References to Jounce
Throughout this Annual Report on Form 10-K, the “Company,” “Jounce,” “Jounce Therapeutics,” “we,” “us,” and “our,” except where the context requires otherwise, refers to Jounce Therapeutics, Inc. and its consolidated subsidiary, and “our board of directors” refers to the board of directors of Jounce Therapeutics, Inc.
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
The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “would”, “will,” “target”, “goal”, “could,” “should, “potential,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•
the timing, progress, and results of preclinical studies and clinical trials for JTX-2011, JTX-4014 and any product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;

•
the timing, scope, or likelihood of regulatory filings and approvals, including, as applicable, timing of our Investigational New Drug Application for, Biologics License Application filing for, and final Food and Drug Administration approval of JTX-2011, JTX-4014 and any product candidates we may develop;

•	our ability to use our Translational Science Platform to identify targets for future product candidates and to match immunotherapies to select patient subsets;

•	our ability to identify, develop and advance any future product candidates into, and successfully complete, clinical studies;

•	our ability to develop combination therapies, whether on our own or in collaboration with Celgene Corporation, or Celgene, and other third parties, for JTX-2011 and JTX-4014;

•	our expectations regarding the size of the patient populations for JTX-2011 and JTX-4014, if approved for commercial use, and any product candidates we may develop;

•	our commercialization and marketing capabilities and strategy;

•	the pricing and reimbursement of JTX-2011, JTX-4014 and any product candidates we may develop, if approved;

•	the implementation of our business model and our strategic plans for our business, JTX-2011, JTX-4014 and any product candidates we may develop, and our technology;

•	our ability to develop and commercialize a companion diagnostic or complementary diagnostic for JTX-2011, JTX-4014 and any product candidates we may develop;

•	the rate and degree of market acceptance and clinical utility of JTX-2011, JTX-4014 and any product candidates we may develop;

•	the potential benefits of and our ability to maintain our collaboration with Celgene, and establish or maintain future collaborations or strategic relationships or obtain additional funding;

•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

•
our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering JTX-2011, JTX-4014 and any product candidates we may develop, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;

•	our competitive position, and developments and projections relating to our competitors and our industry;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	the impact of laws and regulations; and

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.
There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors” in Part I, Item 1A that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.
You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.
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
Website and Social Media Disclosure
From time to time, we may use our website (www.jouncetx.com), investor and media relations website (http://ir.jouncetx.com/phoenix.zhtml?c=254289&p=irol-irhome), Facebook page (https://www.facebook.com/jouncetx), LinkedIn page (https://www.linkedin.com/company/3494537/) and Twitter feed (https://twitter.com/JounceTx) as channels for the distribution of information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, Securities and Exchange Commission filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this report.

PART I
Item 1. Business
Overview
We are a clinical stage immunotherapy company dedicated to transforming the treatment of cancer by developing therapies that enable the immune system to attack tumors and provide long-lasting benefits to patients. We have developed a suite of integrated technologies that comprise our Translational Science Platform, enabling us to comprehensively interrogate the cellular and molecular composition of tumors. By focusing on specific cell types, both immune and non-immune, within tumors, we can prioritize targets and then identify related biomarkers designed to match the right therapy to the right patient. Through this deep, scientific understanding of the tumor microenvironment, or TME, our goal is to effectively and efficiently identify and develop new cancer immunotherapies designed to benefit patients with tumors across the spectrum from highly inflamed, or “hot,” to poorly inflamed, or “cold,” and especially those not well served by current therapies.
Our most advanced product candidate, JTX-2011, is a clinical-stage monoclonal antibody that binds to and activates the Inducible T cell CO-Stimulator, or ICOS, a protein on the surface of certain T cells commonly found in many solid tumors. JTX-2011 is being assessed in an adaptive Phase I/II clinical trial as both a monotherapy and in combination with other therapies, including anti-PD-1 antibodies, to determine whether it can offer a treatment alternative to patients who otherwise lack an effective response to currently approved therapies, and/or whether it can enhance the therapeutic benefit of currently approved therapies. We expect to report preliminary efficacy data from our Phase I/II clinical trial of JTX-2011 in some solid tumors in the second quarter of 2018. Our second development candidate, JTX-4014, is an anti-PD-1 antibody that we are developing for use in combination with potential future product candidates, as we believe that combination therapy has the potential to be a mainstay of cancer immunotherapy. We expect to file an Investigational New Drug, or IND, for JTX-4014 in 2018. In addition, the next development candidate emerging from our Translational Science Platform efforts that focused on tumor-associated macrophages has entered IND enabling activities. Therapies targeting these innate immune cells may have the potential to complement the existing approaches that focus on T cells thereby providing benefit to patients with less-inflamed or colder tumors.
The strategy for all of our product candidates involves a biomarker-driven, adaptive approach to the initial trial design. Early in the development process, we use our Translational Science Platform to identify potential predictive biomarkers to enable us to enrich our trials for a patient population that may be more likely to respond to our immunotherapy. In addition, we can also use characteristics defined by our biomarker efforts to focus on niche indications and/or niche subsets within indications to inform our clinical strategy. By taking this biomarker-driven approach, we believe that we can more efficiently develop cancer immunotherapies and potentially provide greater benefit to patients. We believe that the biomarker results, coordinated to clinical response, will determine the utility of proceeding to the use of a complementary diagnostic and/or companion diagnostic for a given therapy.
Our ability to prioritize targets and potential predictive biomarkers using our Translational Science Platform helped lead to our strategic collaboration with Celgene Corporation, or Celgene. This global strategic collaboration, which included a $225.0 million upfront payment and a $36.1 million equity investment, is primarily focused on co-developing and co-commercializing innovative biologic immunotherapy treatments for patients with cancer. Under the agreement, we granted Celgene exclusive options to develop and commercialize our lead product candidate, JTX-2011, and up to four early-stage programs consisting of targets to be selected from a pool of certain B cell, T regulatory cell and tumor-associated macrophage targets. Additionally, Celgene has an exclusive option to develop and commercialize our product candidate JTX-4014, which, upon exercise of such option, will be a shared program that may be used by both parties within and outside of the collaboration. Under the terms of the agreement, if Celgene exercises all of its options, all programs meet all milestones, including regulatory approvals in the United States and outside the United States, and Celgene extends the initial four-year research term for three additional years, we are eligible to earn up to approximately $2.6 billion in clinical, regulatory, and/or commercialization milestone payments, option-exercise fees and research term extension fees. In addition to progressing collaboration programs, we will continue to use our Translational Science Platform to progress our own programs that are not part of the collaboration and for which we retain worldwide commercial rights.
We have assembled a highly experienced team of experts in immunotherapy to help us leverage our Translational Science Platform to drive the development of our early discovery programs and our product candidates including JTX-2011. In addition, two of our founders, Dr. James Allison and Dr. Padmanee Sharma of the University of Texas MD Anderson Cancer Center, were initially responsible for the translational science behind ICOS. Dr. James Allison played a fundamental role in ushering in the era of checkpoint therapy in general, including contributing to the understanding of the basic science of CTLA-4 that supported the development of ipilimumab, or Yervoy, a single agent immunotherapy that targets CTLA-4 on certain T cells.
Our Strategy
We aim to build a multi-product company that discovers, develops and commercializes first-in-class and/or best in class novel therapeutics and combination approaches that create options for patients who are less likely to respond to currently approved therapies and/or enhance responses in patients who may have had limited responses to currently approved immunotherapies. Key elements of our strategy include:

•	Aggressively develop our product candidates, and subsequent candidates, using biomarker-driven adaptive trial designs aimed at bringing the right immunotherapy to the right patients;

•	Continue our investment in our Translational Science Platform to enhance our deep understanding of the TME, as we look to broaden the benefit of immunotherapy through targeting additional cell types;

•	Address the unmet need of cancer patients with tumors unresponsive to T effector cell-directed therapies by focusing our discovery efforts on other cell types within the TME; and

•
Expand our pipeline by leveraging our internal discovery platform and/or in-licensing new technologies and methodologies to turn cold tumors into hot tumors to make them more amenable to immunotherapy.

Immuno-Oncology Overview
Historically, cancer treatments have focused on either killing or arresting the proliferation of the tumor cells themselves. However, fundamental work pioneered by one of our founders, Dr. James Allison, led to the discovery of immune cell checkpoint therapy. Immune checkpoint inhibitors show promise in treating various cancers, with two immunotherapies that target the PD-1 receptor on certain T cells—pembrolizumab, marketed as Keytruda, and nivolumab, marketed as Opdivo—now approved in multiple cancer types and across different lines of therapy. The data emerging from clinical studies with these PD-1 checkpoint inhibitors (shown in Figure 1) suggests that:

1.	Certain indications, for example melanoma, appear to be more immuno-responsive than others.

2.	As these agents move to earlier lines of treatment, response rates increase, however, it is still only a minority of patients who benefit from monotherapy.

3.	Response rates may be increased by the use of biomarkers to select patients who may be more likely to benefit from immunotherapies.

Figure 1: Unmet Need/Therapeutic Opportunity
Even with the success of these PD-1 checkpoint inhibitors, there is still a significant unmet need, as can be seen from Figure 1, which shows the Overall Response Rates, or the ORR, in patients treated with either of the approved anti-PD-1 antibody therapies as monotherapy in the indicated cancers. These data also highlight the importance of a biomarker-driven patient-enrichment strategy, like that used for Keytruda, in biomarker-selected first-line non-small cell lung cancer, or NSCLC, subjects and in second line microsatellite-instability-high, or MSI-H, cancer patient populations. Additional highlights of the evolving immunotherapy landscape include longer-lasting responses as compared to chemotherapy and that these longer-lasting responses can be improved with combination therapy.
The interplay between the immune system and cancer is dynamic and as more patients, in an expanded set of indications, are being exposed to cancer immunotherapies we are learning about the factors that may contribute to a lack of response or a failed response. Reasons for resistance to immunotherapy can include a lack of appropriate immune cells in the TME, for example, the absence of T effector cells or the presence of immunosuppressive cells such as tumor associated macrophages or T regulatory cells. In these cases, therapeutic approaches that target other cell types within the TME to convert colder tumors to hot tumors may broaden the applicability of cancer immunotherapies. In addition, a tumor may initially respond to a PD-1/PD-L1 targeted immunotherapy but other immune checkpoints may emerge or acquired resistance to the particular immunotherapy may occur, for example through genetic alterations in key T cell signaling pathways. In these instances, combination therapy approaches that target more than one checkpoint, or more than one mechanism, may be key to maximizing the benefit of cancer immunotherapies. As an example, clinical data demonstrates that the combination of Opdivo with Yervoy, which targets CTLA-4, a different protein receptor, on certain T cells, provides additional benefit to melanoma patients than either therapy alone.
We believe that our Translational Science Platform, which enables both the identification and prioritization of targets across a broad spectrum of immune and non-immune cell types and the identification of potential biomarkers to inform our clinical development strategy, may position us to address multiple pathways and indications, including those that may be important in colder tumors, and to identify the most appropriate indications and most responsive patient populations for our new immunotherapies. By taking this dual approach, we believe we may be able to address areas of unmet need, particularly in the combination setting.
The promise of long-lasting benefit to cancer patients has led to heightened enthusiasm for these types of immunotherapy products and the rapid expansion of the market opportunity. The overall market for immunotherapy is expected to expand over the next five years, with 2023 market size estimates ranging from $37 billion to $58 billion across solid and blood-based tumors according to market reports.

Strategic Alliance with Celgene
In July 2016, we entered into a Master Research and Collaboration Agreement, or the Celgene Collaboration Agreement, with Celgene. The primary goal of the collaboration is to co-develop and co-commercialize innovative biologic immunotherapies that either activate or suppress the immune system by binding to targets identified by leveraging our Translational Science Platform. Under the agreement, we granted Celgene exclusive options to develop and commercialize our lead product candidate, JTX-2011, and up to four early-stage programs consisting of targets to be selected from a pool of certain B cell, T regulatory cell and tumor-associated macrophage targets. Additionally, Celgene has an exclusive option to develop and commercialize our product candidate JTX-4014, which, upon exercise of such option, will be a shared program that may be used by both parties in and outside of the collaboration. Prior to Celgene exercising an option for a program, we are responsible for all research and development activities for that program under the agreement during the collaboration, and subject to all costs and potential liabilities.
Advancement of biologics: For programs that have biologics that meet mutually agreed criteria for suitability for further development, Celgene may elect that program’s target (solely with respect to immune activation or immune suppression, as applicable) to be added to the pool of targets for which we may conduct further research subject to the terms of the collaboration. If we continue to conduct research and development for such programs, then such activity will be part of the collaboration. If Celgene does not elect a program that achieves such criteria, then we will retain the rights to such program’s targets and biologics and Celgene will not have an option to such program.
Exercise of options and further development of programs: Celgene may extend the initial four-year research term of the collaboration for up to three additional one-year periods upon payment of an extension fee for each additional year. Celgene may exercise its option for a program at any time until the expiration of an option term for that program. For each program, the option term ends 45 to 60 days following Celgene’s receipt of a data package that includes certain information relating to the program’s research and development activities. The data package for a program may be delivered to Celgene after the applicable development milestone for such program has been achieved. Depending on the program, the applicable development milestone is (i) IND acceptance, (ii) availability of certain Phase Ia data, or (iii) availability of certain Phase I/II data. If Celgene fails to exercise its option during the option term for a program, we will retain the rights to such program. If Celgene exercises its option for a program other than JTX-4014, then we will enter into a co-development and co-commercialization agreement with Celgene for such program in substantially the form attached to the agreement as an exhibit. Under the co-development and co-commercialization agreement for JTX-2011 and one additional program for which Celgene opts in that is not JTX-4014, we will be responsible for leading development and commercialization activities in the United States and Celgene will be responsible for development and commercialization activities outside the United States. For all other additional programs for which Celgene opts in, other than JTX-4014, Celgene will lead development and commercialization activities worldwide. If Celgene exercises its option for JTX-4014, we will enter into a license agreement, in substantially the form attached to the agreement as an exhibit, pursuant to which we will both be able to equally access JTX-4014 for combinations within our portfolios and with other molecules that are subject to the agreement, subject to joint governance. Once Celgene opts in with respect to a given program, Celgene and we must each use commercially reasonable efforts to develop and commercialize the corresponding product in the United States.
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
Exclusivity: During the collaboration’s research term (i.e., for four years plus up to three one-year extensions that Celgene may elect), we may not alone, or with a third party, research, develop, manufacture or commercialize a biologic that binds to a defined pool of B cell, T regulatory cell or tumor-associated macrophage targets that meet certain criteria, termed an exclusive target, and inhibit, activate or otherwise modulate the activity of such exclusive target. In addition, if Celgene exercises its option for a program within the collaboration other than JTX-4014, then until termination or expiration of the applicable co-development and co-commercialization agreement for such program, we may not directly or indirectly research, develop, manufacture or commercialize, outside of the collaboration, any biologic with specified activity against that program’s collaboration target.

Financial terms: Under the terms of the agreements, we received a $225.0 million upfront cash payment and $36.1 million from the sale of 10,448,100 shares of our Series B-1 convertible preferred stock to Celgene, which shares converted into 2,831,463 shares of common stock upon the closing of our initial public offering. If Celgene exercises any of its options, then Celgene will pay us an option-exercise fee, the parties will enter into a co-development and co-commercialization agreement or a license agreement that governs the development and commercialization of the applicable program, and we will then split future development and commercialization costs with Celgene in accordance with such agreement. Additionally, under the terms of the agreement, if Celgene exercises all of its options, all programs meet all milestones, including regulatory approvals in the United States and outside the United States, and Celgene extends the initial four-year research term for three additional years, we are eligible to earn up to approximately $2.6 billion in clinical, regulatory, and/or commercialization milestone payments, option-exercise fees and research term extension fees.
The development milestones are payable on initiation of certain clinical trials and range from $32.5 million to $105.0 million, per program, with an aggregate total of $290.0 million. The regulatory approval milestones are payable upon regulatory approval in the United States and outside the United States and range from $7.5 million to $50.0 million per milestone, with an aggregate total of $700.0 million. The commercial milestones are payable upon achievement of specified aggregate product sales outside the United States for each program and range from $40.0 million to $200.0 million per milestone, with an aggregate total of $1.270 billion. We are also eligible to receive royalties on product sales outside the United States ranging from high single digit to mid-teen royalties. As of December 31, 2017, we had not received any option exercise, research term extension, milestone or royalty payments under the Celgene Collaboration Agreement.
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
If Celgene exercises its option for a program other than JTX-4014, we will enter into a co-development and co-commercialization agreement, pursuant to which Celgene will have the exclusive right to develop and commercialize the products arising out of such collaboration program outside of the United States, and we will be eligible to receive tiered royalties ranging from a high single digit to mid-teen percentage rate on net product sales outside of the United States. Under each co-development and co-commercialization agreement, we will also have the right to opt out of profit sharing in the United States and instead receive milestones and royalties.
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
Intellectual Property: We and Celgene will jointly own any intellectual property that is generated or invented by both parties pursuant to the activities conducted under the collaboration agreement. If Celgene exercises its option for a program, each party will also grant the other party exclusive or co-exclusive licenses, with rights to grant sublicenses, under certain of each party’s intellectual property rights, determined by the nature of the program and the licensed territory.

Termination: At any point during the collaboration agreement, including during the research, development and clinical trial process, or during the term of the applicable co-development and co-commercialization or license agreement, respectively, Celgene can terminate the applicable agreement with us in its entirety, or with respect to any program under the collaboration agreement, upon 120 days’ notice and can terminate the entire agreement with us in connection with a material breach of the agreement by us that remains uncured for 90 days.
Our Product Pipeline
We are developing a pipeline of immunotherapies that we believe will provide a meaningful and long-lasting benefit to cancer patients. We plan to develop each of these as a single agent and/or in combination with other therapies, as applicable. The following table depicts our current pipeline:
Lead Program JTX-2011: an Anti-ICOS Monoclonal Antibody Immunotherapy
Our lead product candidate, JTX-2011 is in clinical development in an adaptive Phase I/II clinical trial which we refer to as ICONIC. Currently, this is an open label, dose escalation and expansion trial of JTX-2011 alone or in combination with a fixed dose of nivolumab in subjects with advanced solid tumors who have failed all available therapies and have no standard options. The monotherapy and combination with nivolumab Phase II portions of the trial were initiated in April and July of 2017, respectively.
JTX-2011 is a monoclonal antibody that binds to and activates ICOS, a protein on the surface of certain T cells. JTX-2011 was designed with a human IgG1 Fc portion, which we believe contributes to a dual mechanism of action whereby JTX-2011 amplifies an immune response in T effector cells, or "good" T cells, while preferentially reducing the number of T regulatory cells, or "bad" T cells, within a tumor.
Preclinical data suggest that, through its dual mechanism of action, JTX-2011 has the potential to act as a monotherapy that may offer treatment alternatives to patients who otherwise lack an effective response to currently approved therapies.
The initial data on the safety, pharmacokinetic, or PK, and pharmacodynamics, or PD, from the Phase I portion of ICONIC, comprised of data from patients with any relapsed or refractory advanced solid cancers with no biomarker enrichment, was presented in June 2017 at the American Society of Clinical Oncology, or ASCO, annual meeting. Patients in the Phase I portion of ICONIC were heavily pre-treated, with a median of four prior therapies. The safety data were consistent with studies of approved PD-1 inhibitors in similar patients and the human PK and PD data were consistent with the model that was developed based on preclinical requirements for efficacy.

Based on preclinical data in mouse tumor models that suggested a correlation between a higher percentage of ICOS-expressing immune cells in the tumor and response to monotherapy ICOS agonist antibody, the Phase II portion of ICONIC is composed of disease-specific cohorts in certain tumor types that appear to have higher percentage of ICOS-expressing immune cells within the tumor. The JTX-2011 monotherapy cohorts include NSCLC, head and neck squamous cell cancer, or HNSCC, and gastric cancer and the adaptive nature of the trial allows for the addition of new tumor types identified through our Translational Science Platform.
The inducible nature of the ICOS target which can be upregulated on T cells following exposure to multiple agents, including anti-PD-1 antibodies, offers the potential to combine treatment of JTX-2011 with a PD-1 inhibitor. Patients with NSCLC, HNSCC, triple negative breast cancer, or TNBC, melanoma, and gastric cancer, as well as additional tumor types identified through our Translational Science Platform, are included in the Phase II combination therapy cohorts with the anti-PD-1 antibody, nivolumab.
Patients in both the monotherapy and combination cohorts with tumors for which a PD-1 or PD-L1 inhibitor is approved must have had progressive disease on or after treatment with a PD-1 or PD-L1 inhibitor. These tumor types include NSCLC, HNSCC, melanoma and gastric cancer. Our gastric cancer combination cohort of the Phase II portion of ICONIC commenced in July 2017, prior to approval of Keytruda for gastric cancer. Therefore, our gastric cohorts include PD-1 and PD-L1 inhibitor naive patients as well as patients who have failed a prior PD-1 inhibitor.
In both the monotherapy and combination tumor-specific cohorts, the patients with relapsed or refractory solid cancers, who are heavily pre-treated, are stratified based on ICOS levels, as determined by immunohistochemistry. In certain cohorts, ICOS levels are analyzed for each patient using archival tumor and the number of patients with ICOS low tumors enrolled in each cohort is limited. Enrollment in each cohort continues until sufficient patients with ICOS high tumors are enrolled, based on a fresh pre-treatment biopsy. Additional potential predictive biomarkers, including an ICOS gene signature, will also be evaluated for their utility in identifying patients who may be more likely to respond to JTX-2011 therapy.
The Phase II combination cohorts of JTX-2011 and nivolumab in gastric cancer and TNBC have met their enrollment targets, and we expect to report overall safety and preliminary efficacy data from these cohorts, plus complementary data from the Phase II JTX-2011 monotherapy cohort in gastric cancer and additional patients with these tumor types enrolled in Phase I in the second quarter of 2018.
Although our initial combination cohorts of the ICONIC trial focus on the combination of JTX-2011 with an anti-PD-1 antibody, nivolumab, the ability of other agents to induce ICOS upregulation on T cells, including anti-PD-1 antibodies, anti-PD-L1 antibodies, anti-CTLA-4 antibodies and cancer vaccines such as GVAX, PROSTVAC, and Mammaglobin-A, offers the potential for combinations with JTX-2011. In addition to continuing to investigate JTX-2011 in combination with nivolumab, we plan to initiate new dose-escalation cohorts of JTX-2011 in combination with the approved CTLA-4 inhibitor, ipilimumab, within the ICONIC trial in 2018. We believe this inducible nature of ICOS to be a cornerstone of our strategy in combination trials. By combining with other approved therapies, JTX-2011 may provide the potential to maximize the benefit of immunotherapeutic approaches across a broad spectrum of indications.
JTX-4014: An Anti-PD-1 Antibody for Combination Therapy
Combination therapy aimed at multiple targets has become an important element of immunotherapy development efforts with the goal of creating even better, long-lasting responses. PD-1 checkpoint inhibitors are anticipated to play a key role in combination therapies. For this reason, we are developing our own anti-PD-1 antagonist antibody, JTX-4014, for use in combinations with potential future product candidates.
We expect to file an IND for JTX-4014 in 2018 and, assuming continued successful development, JTX-4014 will be evaluated as a monotherapy prior to moving into combination settings where we anticipate JTX-4014 will provide us flexibility to optimize potential combination therapy approaches.
Beyond T Effector Cell Discovery Programs
With our focus on bringing the right immunotherapy to the right patients, we have invested heavily in our Translational Science Platform as we believe that the systematic interrogation of the immune make-up of human tumors gives us the ability to target different cell types within the TME beyond the T effector cells that are the focus of currently approved immunotherapies. This may enable us to fully exploit the promise of immunotherapy in cancer by allowing us to pursue tumor types not currently served by therapies that target the T effector arm of the adaptive immune system, as well as potentially convert the TME from an immunosuppressive environment to an immune activating environment and thereby convert cold tumors to hot tumors.
Analysis of The Cancer Genome Atlas, or TCGA, using our proprietary gene signatures, which represent various immune cells, shows that the immune cell composition of tumors is diverse, both across and within indications, and suggests that a significant number of tumors, including cold tumors in particular, may not benefit from the current T-cell focused immunotherapies such as the PD-1 checkpoint inhibitors (Figure 2).

Figure 2: Characterization of human tumors by immune profiling using cell-specific gene signatures

Hot to Cold Tumors
100.0
80.0
60.0
40.0
20.0
0.0
Renal clear cell
Melanoma
Lung adenocarcinoma
Lung squamous
Head and Neck
Stomach
Bladder
Liver
Breast
Pancreatic
Glioblastoma multiforme
Prostate
T cells
T cells + macrophages
Macrophages
No T cells or macrophages

- **PD-1 inhibitor amenable**
- **Opportunity to maximize benefit**

- **High unmet medical need**
- **Opportunity to expand the promise of immunotherapy**

Our early discovery efforts include programs that target adaptive immune cells, including T regulatory cells and innate cells, such as immunosuppressive macrophages. Immunosuppressive macrophages are highly prevalent in many solid tumor types, including many cold tumors, and their presence is associated with poorer disease prognosis; therefore, we prioritized macrophage targets for our initial foray into developing more effective cancer therapies to address colder tumors. Using our Translational Science Platform, we have identified potential targets on immunosuppressive M2 macrophages that, when treated with specific monoclonal antibodies, may influence the composition of macrophages within the TME, with the goal of converting, but not depleting, the immune-suppressing M2 to immune-enhancing M1 macrophages, thus engaging the innate immune system in the response to cancer.
We have commenced IND-enabling activities for the first potential candidate to emerge from our macrophage-focused efforts and we have generated encouraging in vitro data and ex vivo data using human tumor histoculture demonstrating an ability of this antibody to promote an immune-activating phenotype in otherwise suppressive macrophages.
We are generating and screening other antibodies identified using our macrophage-specific approach that are focused on other targets for their potential as cancer immunotherapies. We are also leveraging our Translational Science Platform to systematically and comprehensively interrogate cell types within the TME, including non-immune cells such as stromal cells, with the goal of enabling us to develop therapies to benefit patients with tumors across the hot to cold spectrum. We believe that some of our discovery approaches, including targeting stromal cells, may identify product candidates with the potential to address a significant unmet medical need by turning cold tumors hot and making them amenable to PD-1 checkpoint inhibitors, such as JTX-4014.
Manufacturing
We rely on and will continue to rely on our contract manufacturing organizations, or CMOs, for both drug substance and drug product. While we do not plan to develop our own full-scale manufacturing capabilities, we may consider establishing a small, flexible approach for supporting preclinical IND enabling studies and early clinical studies. As of now, all of our manufacturing is outsourced to well-established third-party manufacturers. We have entered into a long-term contract with a CMO for drug supply to our JTX-2011 and JTX-4014 clinical trials.
Competition
The biotechnology and pharmaceutical industries, and the immunotherapy subsector, are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. While we believe that our product candidates, discovery programs, technology, knowledge, experience, and scientific resources provide us with competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others.
Any product candidates that we successfully develop and commercialize will compete with currently approved therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products and the ease of use and effectiveness of any complementary diagnostics and/or companion diagnostics. Potentially competitive therapies fall primarily into the following groups of treatment:

•	traditional cancer therapies, including chemotherapy;

•
two anti-ICOS antibody programs in clinical trials, the first being developed by GlaxoSmithKline plc, for which patient enrollment in a Phase I trial began in the second quarter of 2016 and the second being developed by Bristol Myers Squibb Company, for which patient enrollment in a Phase I/II trial began in the third quarter of 2017;

•
approved immunotherapy antibodies, including an approved anti-CTLA 4 antibody (Yervoy, marketed by Bristol Myers Squibb Company) and approved anti-PD-1/anti-PD-L1 antibodies (Opdivo, Keytruda, Tecentriq, Bavencio and Imfizi, marketed by Bristol Myers Squibb Company, Merck & Co., Genentech, Inc., Merck KGaA and Pfizer Inc. and AstraZeneca PLC, respectively);

•	anti-PD-1/anti-PD-L1 immunotherapy antibodies in clinical development;

•	other agonist immunotherapy antibodies in clinical development; and

•	therapies targeting macrophages, T regulatory cells and B cells that are in clinical development.
The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. In addition, our competitors may obtain Food and Drug Administration, or FDA, or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
Many of the companies against which we may compete, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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
The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our product candidates. As of February 28, 2018, with respect to JTX-2011 patent rights, we own two pending U.S. provisional patent applications, one pending U.S. non-provisional application, twenty-six pending foreign patent applications, and one pending Patent Cooperation Treaty, or PCT, patent application within three patent families that cover compositions of matter and methods of use and ICOS-related biomarkers, and we do not own any issued patents. As of February 28, 2018, with respect to JTX-4014 patent rights, we own one pending U.S. non-provisional application, three pending foreign patent applications, and one pending PCT patent application within one patent family that covers compositions of matter and methods of use, and we do not own any issued patents. We cannot predict whether the patent applications we pursue will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide any proprietary protection from competitors. Even if our pending patent applications are granted as issued patents, those patents, as well as any patents we license from third parties, may be challenged, circumvented or invalidated by third parties.
In addition, we exclusively in-licensed a patent portfolio from Sloan Kettering Institute for Cancer Research, Memorial Sloan Kettering Cancer Center and Memorial Hospital for Cancer, or MSK, and University of Texas MD Anderson Cancer Center, or MD Anderson, consisting of two issued U.S. patents, one issued Japanese patent, one issued Chinese patent, one pending U.S. patent application, and four pending foreign patent applications. This licensed patent portfolio covers methods related to the use of an ICOS agonist in combination with blocking agents of certain T cell inhibitory receptors. The issued patents and the pending patent applications (if issued) licensed from MSK and MD Anderson, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire in 2030, excluding any additional term for patent term adjustments or patent term extensions.
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
We also rely on unpatented know-how, inventions and other proprietary information relating to JTX-2011, JTX-4014 and our other future product candidates. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property. However, such confidentiality agreements and invention assignment agreements can be breached and we may not have adequate remedies for any such breach. For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors—Risks Related to Intellectual Property.”
Exclusive License Agreement with Sloan Kettering Institute for Cancer Research, Memorial Sloan Kettering Cancer Center, and Memorial Hospital for Cancer and Allied Diseases
In September 2015, we amended and restated an exclusive license agreement from December 2013 with Sloan Kettering Institute for Cancer Research, MSK and Memorial Hospital for Cancer and Allied Diseases. Pursuant to this amended and restated license agreement, MSK and MD Anderson granted to us a worldwide exclusive license under certain patents to manufacture, develop and commercialize certain products and services, including those products for which the use in combination with another product for the treatment of any disease is covered by such patents (including, potentially, JTX-2011), and to practice certain methods covered by the patents.
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
In connection with the license agreement, we issued to MSK and MD Anderson an aggregate of 60,974 shares of our common stock. We also paid an upfront license fee of $30,000 to MSK and MD Anderson. Commencing on the third anniversary of the effective date of the license agreement, we must pay an annual maintenance fee ranging in the mid-four figures to the mid-five figures. The annual maintenance fee is fully credited against the royalty payments for the same year or any subsequent year or any other amount due under the license agreement. We are obligated to pay MSK milestone payments of up to $3,475,000 for the first and second licensed products to achieve certain development and marketing approval milestones, including up to $2,725,000 for the first licensed product to achieve such developmental and marketing approval milestones. On a country-by-country basis and licensed product-by-licensed product or licensed service-by-licensed service basis, we are also obligated to pay MSK a low single-digit percentage royalty on net sales of licensed products or licensed services, to the extent used in combination with another product for the treatment of any disease covered by the applicable patents, until the earlier of the expiration of the last valid patent claim covering such licensed product or licensed service in such country or twelve years after the first commercial sale of such licensed product or licensed service in such country. If we sublicense our rights under our license agreement with MSK, we would be obligated to pay MSK a low double-digit percentage royalty of the total gross proceeds we receive in consideration of the grant of the sublicense, excluding royalties, research and development funding, payments for equity or debt securities and certain other expenses we have incurred that are reimbursed by the sublicensee.
Unless terminated earlier, the license agreement expires on the date that we no longer have any royalty payment obligations under the license agreement. We may terminate the license agreement for convenience in its entirety upon 30 days’ prior written notice to MSK and MD Anderson. Either party may terminate the license agreement in its entirety in the event of an uncured material breach or the bankruptcy, insolvency, dissolution or winding up of the other party which is not dismissed or cured within a set period of time. If we terminate the license agreement because of MSK’s and MD Anderson’s uncured breach or insolvency, we will retain a non-exclusive, perpetual, irrevocable, fully paid-up, royalty-free worldwide license to the licensed patents. Upon expiration of our obligation to pay royalties for a licensed product or service in a country, our license to the licensed patents for such licensed product or service will become exclusive, perpetual, irrevocable, fully paid-up and royalty-free in such country.

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
U.S. Drug Development
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations and regulates biologics under the FDCA, the Public Health Service Act, or PHSA, and their implementing regulations. Both drugs and biologics also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.
JTX-2011, JTX-4014 and any future product candidates must be approved by the FDA through either a New Drug Application, or NDA, or Biologics License Application, or BLA, process before they may be legally marketed in the United States. We expect JTX-2011, JTX-4014 and other future product candidates to be regulated by the FDA as biologics and require the submission of a BLA prior be being marketed in the United States. The process generally involves the following:

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

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug or biologic will be produced to assess compliance with current good manufacturing practices, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug or biologic’s identity, strength, quality and purity;

•	potential FDA audit of the preclinical and/or clinical trial sites that generated the data in support of the NDA or BLA; and

•	FDA review and approval of the NDA or BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug or biologic in the United States.
Preclinical Studies and IND
The preclinical developmental stage generally involves laboratory evaluations of product chemistry, formulation and stability, as well as in vitro and animal studies to evaluate toxicity, assess the potential for adverse events and, in some cases, establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.
Clinical Trials
The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators in accordance with GCP requirements, including the requirement that all research subjects provide their informed consent. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, an IRB for each institution at which the clinical trial will be conducted must review and approve the protocol before a clinical trial commences at such institution, approve the information regarding the trial and the consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee, or DSMB. This group provides authorization as to whether or not a trial may move forward at designated check points based on available data from the study. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.
Clinical trials generally are conducted in three sequential phases, known as Phase I, Phase II and Phase III, which may overlap.

•
Phase I clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the drug.

•
Phase II clinical trials involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further PK and PD information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.

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
Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, findings from animal or in vitro testing or other studies that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.
Clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients. Results from one trial are not necessarily predictive of results from later trials. Concurrent with clinical trials, companies usually complete additional animal studies and must develop additional information about the chemistry and physical characteristics of the drug or biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that JTX-2011, JTX-4014 and any future product candidates do not undergo unacceptable deterioration over their shelf life.
NDA/BLA and FDA Review Process
The results of preclinical studies and clinical trials, together with other detailed information, including proposed labeling, chemistry and manufacturing information, are submitted to the FDA as part of an NDA or BLA. The NDA or BLA is a request for approval to market the drug or biologic for one or more specified indications and must contain proof of safety and efficacy for a drug or safety, purity and potency for a biologic. The FDA must approve the NDA or BLA before a drug or biologic may be marketed in the United States.
Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA or BLA must be accompanied by a user fee. Under federal law, the submission of most NDAs and BLAs is subject to a substantial application user fee, currently $2,421,495 for an application requiring clinical data for fiscal year 2018, and the sponsor of an approved NDA or BLA is also subject to an annual product or program fees, currently $304,162 per program. These fees may be increased or decreased annually and fee waivers, reductions or deferrals are available in certain circumstances.
The FDA reviews each NDA and BLA for administrative completeness and reviewability within 60 days following receipt by the FDA of the NDA or BLA. If the submission is found to be complete, the FDA will file the NDA or BLA, triggering a full review. The FDA may refuse to file any NDA or BLA that it deems incomplete or not properly reviewable at the time of submission. The established goal of the FDA is to review applications within ten months of the filing date for a new molecular-entity NDA or original BLA and within six months from the filing date for a new molecular-entity NDA or original BLA designated for priority review. The FDA does not always meet its goal dates for standard and priority NDAs or BLAs, and the review process is often extended by FDA requests for additional information or clarification.
Before approving an NDA or BLA, the FDA may inspect the manufacturing facilities for the new product and will not approve the product unless the facilities comply with cGMP requirements. The FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. Additionally, the FDA may audit data from clinical trials to ensure compliance with GCP requirements and likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates an NDA or BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter describes additional work that must be done before the application can be approved, such as requiring additional clinical data, additional pivotal Phase III clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such data and information are submitted, the FDA may decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.
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
Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. These circumstances are where another product shows clinical superiority to the product with orphan drug exclusivity because it is shown to be safer, more effective or makes a major contribution to patient care. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan exclusivity regardless of a showing of clinical superiority.
If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances.
Competitors may also receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if one of our products is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of our products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union has similar, but not identical, requirements and benefits.
Expedited Development and Review Programs
The FDA has various programs, including a fast track program, priority review and accelerated approval, that are intended to expedite or facilitate the process for reviewing new drugs and biologics that, generally, are intended to treat a serious or life-threatening condition, demonstrate the potential to address unmet medical needs and that offer meaningful benefits over existing treatments. The fast track program is designed to facilitate the development and review of drugs to treat serious or life-threatening diseases or conditions and fulfill unmet needs. Priority review is designed to give drugs that offer major advances in treatment or provide treatment where no adequate therapy exists. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biologic designated for priority review in an effort to facilitate the review.
A candidate product may also be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, the investigational product must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, which is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials.
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
Pediatric Information
Under the Pediatric Research Equity Act, an NDA or BLA or supplement to a NDA or BLA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The assessment must also support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act, or FDASIA, requires the submission of a pediatric study plan prior to the assessment of data, which must contain proposed pediatric study, including study design and objectives, any deferral or waiver requests, and any other information required by regulation. The FDA may grant deferrals for submission of pediatric data until after the approval of the drug for use in adults or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extensions of deferrals are contained in FDASIA.
Post-marketing Requirements
Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record-keeping activities, reporting of adverse experiences, complying with promotion and advertising requirements, which include restrictions on promoting drugs for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities.
The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses, and a company that is found to have improperly promoted off label uses may be subject to significant liability. If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities.
The FDA may also place other conditions on approvals, including imposing limitations on the uses for which the product may be marketed, requiring that warning statements be included in the product labeling, requiring that additional studies be conducted following approval as a condition of the approval, imposing restrictions and conditions on product distribution, prescribing or dispensing in the form of a Risk Evaluation and Mitigation Strategy, or REMS, or otherwise limiting the scope of any approval. Product approvals may be withdrawn for non-compliance with regulatory requirements or if problems occur following initial marketing.
FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMP regulations. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies. The discovery of violative conditions, including failure to conform to cGMP regulations, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including recall.
Companion Diagnostics and Complementary Diagnostics
We believe that the success of our product candidates may depend, in part, on the development and commercialization of either a companion diagnostic or complementary diagnostic. Companion diagnostics and complementary diagnostics can identify patients who are most likely to benefit from a particular therapeutic product, identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product, or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics and complementary diagnostics are regulated as medical devices by the FDA and, as such, require either clearance or approval prior to commercialization. The level of risk combined with available controls to mitigate risk determines whether a companion diagnostic device requires Premarket Approval Application approval or is cleared through the 510(k) premarket notification process. Under FDA guidance, for a novel therapeutic product for which a companion diagnostic device is essential for the safe and effective use of the product, the companion diagnostic device should be developed and approved or 510(k)-cleared contemporaneously with the therapeutic. The use of the companion diagnostic device will be stipulated in the labeling of the therapeutic product. This is also true for a complementary diagnostic, although it is not a prerequisite for receiving the therapeutic.
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
The failure to comply with any of these laws or regulatory requirements subjects us to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a firm to enter into supply contracts, including government contracts. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.
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
U.S. Patent Term Restoration and Marketing Exclusivity
Depending upon the timing, duration and specifics of FDA approval of JTX-2011, JTX-4014 and any future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The United States Patent and Trademark Office, or USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.
Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of a NDA for a new chemical entity; a drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance.
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
A reference biological product is granted twelve years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. It is necessary to determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity and, for subsequent applications, such determinations are made a case-by-case basis with data submitted by the sponsor. As of January 1, 2018, the FDA has approved nine biosimilar products for use in the United States. No interchangeable biosimilars have been approved.
Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods or patent protection. This six-month exclusivity may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial. Furthermore, a biological product seeking licensure as biosimilar to or interchangeable with a reference product indicated for a rare disease or condition and granted seven years of orphan drug exclusivity may not be licensed by the FDA for the protected orphan indication until after the expiration of the seven-year orphan drug exclusivity period or the 12-year reference product exclusivity, whichever is later.
Foreign Regulation
As in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our future products and medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained.
Certain countries outside of the United States have a process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. In the European Union, for example, a CTA must be submitted for each clinical trial to the national health authority and an independent ethics committee in each country in which the company intends to conduct clinical trials. Once the CTA is approved in accordance with a country’s requirements, the clinical study may proceed. In all cases, the clinical trials must be conducted in accordance with GCPs and other applicable regulatory requirements and ethical principles.
To obtain regulatory approval of an investigational product under European Union regulatory systems, we must submit a marketing authorization application under either a centralized or decentralized procedure. The centralized procedure is compulsory for medicinal products produced by biotechnology. The application used to file the BLA in the United States is similar to that required in the European Union, with the exception of, among other things, region-specific document requirements.
The European Union also provides opportunities for market exclusivity. For example, upon receiving marketing authorization, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If grated, data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic or biosimilar application. There is no guarantee that a product will be considered by the European Union’s regulatory authorities to be an innovative medicinal product, and products may not qualify for data exclusivity. Products receiving orphan designation in the European Union can receive ten years of market exclusivity, during which time no similar medicinal product for the same indication may be placed on the market. An orphan product can also obtain an additional two years of market exclusivity in the European Union for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.
If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Reimbursement
Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the United States, no uniform policy of coverage and reimbursement for drug or biological products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.
The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. If we obtain approval in the future to market any our product candidates, we may seek approval and coverage for those products under Medicaid, Medicare and the Public Health Service pharmaceutical pricing program and may seek approval to sell the products to federal agencies. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs.
Medicaid is a joint federal and state program that is administered by the states for low income and disabled beneficiaries. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to pay a rebate for each product reimbursed by the state Medicaid programs. The amount of the rebate for each product is set by law and may be subject to an additional discount if certain pricing increases more than inflation.
Medicare is a federal program that is administered by the federal government. The program covers individuals age 65 and over as well as those with certain disabilities. Medicare Part D provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that are not administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time to time.
Medicare Part B covers most injectable drugs given in an in-patient setting, and some drugs administered by a licensed medical provider in hospital outpatient departments and doctors’ offices. Medicare Part B is administered by Medicare Administrative Contractors, which generally have the responsibility of making coverage decision. Subject to certain payment adjustments and limits, Medicare generally pays for Part B covered drugs based on a percentage of a manufacturer-reported average sales price.
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
Healthcare Reform
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States. By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the Affordable Care Act, or ACA, which, among other things, includes changes to the coverage and payment for products under government health care programs.
Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.
Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Employees
As of December 31, 2017, we had 112 full-time employees. Of these full-time employees, 42 have Ph.D. or M.D. degrees and 87 are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
Corporate Information
We were incorporated under the laws of the State of Delaware in March 2012. Our principal offices are located at 780 Memorial Drive, Cambridge, MA 02139, and our telephone number is (857) 259-3840.
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
We view our operations and measure our business as one reportable segment operating in the United States. Please see Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. Additional information required by this item is incorporated herein by reference to Part II Item 6 of this Annual Report on Form 10-K.
Our website address is www.jouncetx.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. Our website is included as an inactive textual reference only. You should not rely on any such information in making your decision whether to purchase our common stock.

Available Information
We file annual, quarterly, and current reports, proxy statements and other documents with the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.
Copies of each of our filings with the SEC on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports, can be viewed and downloaded free of charge at our website, www.jouncetx.com as soon as reasonably practicable after the reports and amendments are electronically filed with, or otherwise furnished to, the SEC.
Our code of conduct, corporate governance guidelines and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available through our website at www.jouncetx.com.

Item 1A. Risk Factors
Our business is subject to numerous risks. The following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in this Annual Report on Form 10-K and other filings with the SEC, press releases, communications with investors and oral statements. Actual future results may differ materially from those anticipated in our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Risks Related to Product Development and Regulatory Process
We are early in our development efforts. Our lead product candidate, JTX-2011, is in clinical development and our other product candidate, JTX-4014, and other future product candidates are in preclinical or earlier stages of development. If we are unable to advance JTX-2011 through clinical development, or advance JTX-4014 or any other future product candidates to clinical development, or obtain marketing approval and ultimately commercialize any product candidates or experience significant delays in doing so, our business will be materially harmed.
We are early in our development efforts, with only our lead product candidate, JTX-2011, in clinical development and our other product candidate, JTX-4014, and other future product candidates in preclinical or earlier stages of development. We have invested substantially all of our efforts and financial resources in the identification of targets and early stage, preclinical and clinical development of monoclonal antibodies, including the development of our lead product candidate, JTX-2011, and JTX-4014. JTX-2011 is currently in clinical development in an adaptive Phase I/II clinical trial. The monotherapy and combination with nivolumab Phase II portions of this clinical trial were initiated in April 2017 and July of 2017, respectively.
Our other efforts have been invested in early stage, preclinical and earlier development programs. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of JTX-2011, JTX-4014 or any other future product candidates, which may never occur. We currently generate no revenues from sales of any products, and we may never be able to develop or commercialize a marketable product. JTX-2011, JTX-4014 and any other future product candidates will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenues from product sales. In addition, our product development programs contemplate the development of complementary diagnostics and/or companion diagnostics, which are assays or tests to identify an appropriate patient population. Complementary diagnostics and companion diagnostics are subject to regulation as medical devices and, if there are no adequate complementary diagnostics and/or companion diagnostics currently on the market for our product candidates, we may elect to advance a diagnostic and that diagnostic would have to be approved or cleared for marketing by the FDA or comparable foreign regulatory agencies before we could commercialize it. The success of JTX-2011, JTX-4014 and any other future product candidates will depend on several factors, including the following:

•	successful completion of preclinical studies of JTX-4014 and any future product candidates;

•	successful completion of non-clinical toxicology studies that may be required for regulatory approval of JTX-2011;

•	acceptance of INDs for our planned clinical trials or future clinical trials;

•	successful enrollment and completion of clinical trials;

•	demonstration of a benefit/risk profile for JTX-2011, JTX-4014 and any other future product candidates that is sufficient to support a successful BLA;

•
successful development and marketing approval and clearance of complementary diagnostics and/or companion diagnostics for use with JTX-2011, JTX-4014 or any other future product candidates, if applicable;

•	receipt and maintenance of marketing approvals from applicable regulatory authorities;

•	approval by national pricing and reimbursement agencies (such as NICE, National Institute for Health Care and Excellence in the United Kingdom);

•	establishing agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidate is approved;

•	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;

•	launching commercial sales of JTX-2011, JTX-4014 or any other future product candidates, if and when approved;

•	acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	obtaining and maintaining healthcare coverage and adequate reimbursement;

•	enforcing and defending intellectual property rights and claims;

•	successful completion of clinical confirmatory trials to verify clinical benefit, if applicable; and

•	maintaining a continued acceptable safety profile of the product candidates following approval.
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
We cannot rule out that our competitors may have or obtain the knowledge necessary to analyze and characterize tumors for the purpose of identifying and developing products that could compete with the product candidates we develop. Our competitors may also have significantly greater financial, product development, technical, and human resources and access to other human tumors than we do and may have significantly greater experience in using translational science methodology to identify and develop product candidates.
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
JTX-2011, our lead product candidate, is in clinical development and JTX-4014, our other product candidate, and other future product candidates are in preclinical or earlier stages of development. The risk of failure at any stage of clinical or preclinical development is high. It is impossible to predict when or if JTX-2011, JTX-4014 and any other future product candidates will prove effective and safe in humans and will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of JTX-2011, JTX-4014 or any other future product candidates, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of JTX-2011, JTX-4014 and any other future product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete or may be delayed and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Our preclinical studies and clinical trials may not be successful.
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
We may experience delays in completing our preclinical studies and initiating or completing clinical trials, and we may experience numerous unforeseen events during, or as a result of, any potential future clinical trials that could delay or prevent our ability to receive marketing approval of JTX-2011, JTX-4014 and any other future product candidates, including:

•	regulators, IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs;

•
clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or abandon product development programs;

•	the number of patients required for clinical trials may be larger than we anticipate;

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

•	the cost of clinical trials may be greater than we anticipate;

•	the supply or quality of materials or other materials necessary to conduct clinical trials may be insufficient or inadequate;

•	the size of the patient population required to validate our JTX-2011 predictive biomarker strategy may be larger than we anticipate;

•	competitors may obtain regulatory approval ahead of us for compounds similar to ours, preventing us from obtaining regulatory approval despite positive clinical data;

•
our product candidates may have undesirable side effects or other unexpected characteristics, causing us to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other similar cancer therapies that raise safety or efficacy concerns about our product candidates; and

•	the FDA or other regulatory authorities may require us to submit additional data or impose other requirements before permitting us to initiate or continue a clinical trial.
We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted or ethics committees, or by the FDA or other regulatory authorities, or recommended for suspension or termination by the Data Safety Monitoring Board, or DSMB, for such trial. Such authorities or we may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, including those issues or effects seen in other drugs or drug candidates in the class to which our drug candidates belong, failure to demonstrate a benefit from using a product, changes in governmental regulations or lack of adequate funding to continue the clinical trial. Many of the factors that result in a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of our product candidates. Further, regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after such authorities have reviewed and commented on the design for our clinical trials.
If we are required to conduct additional clinical trials or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, or if we are unable to successfully complete clinical trials or other testing of JTX-2011, JTX-4014 and any other future product candidates, we may:

•	be delayed in obtaining marketing approval for our product candidates;

•	not obtain marketing approval at all;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	be subject to post-marketing testing requirements; or

•	have the product removed from the market after obtaining marketing approval.
Our product development costs will also increase if we experience delays in testing or marketing approvals. We do not know whether any of our clinical trials will need to be restructured, will be completed on schedule, or will begin as planned, if at all. Any delays in our preclinical or future clinical development programs may harm our business, financial condition and prospects significantly.
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
The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

•	the patient eligibility criteria defined in the protocol;

•	our ability to identify and enroll sufficient number of patients with a predictive biomarker;

•	the size of the patient population required for analysis of the trial’s primary endpoints;

•	the proximity of patients to study sites;

•	the design of the trial;

•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•	clinicians’ and patients’ perceptions of the potential advantages of the product candidate being studied in relation to other available therapies;

•	our ability to obtain and maintain patient consents for participation in our clinical trials and, where appropriate, biopsies for future patient enrichment efforts; and

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
JTX-2011, JTX-4014 and any other future product candidates we develop may cause undesirable side effects or have other properties when used alone or in combination with other approved pharmaceutical products or investigational new drugs that could halt their clinical development, prevent their marketing approval, limit their commercial potential or result in significant negative consequences.
Although JTX-2011, JTX-4014 and any other future product candidates will undergo safety testing to the extent possible and, where applicable, under such conditions discussed with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated. Immunotherapy, and its method of action of harnessing the body’s immune system, is powerful and could lead to serious side effects that we only discover in clinical trials. Undesirable or clinically unmanageable side effects could occur and cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Unforeseen side effects from JTX-2011, JTX-4014 and any other future product candidates could arise either during clinical development or, if such side effects are more rare, after JTX-2011, JTX-4014 and any other future product candidates have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. Although we have preliminary safety data for JTX-2011 in humans, we cannot predict if future clinical trials of JTX-2011 or JTX-4014 will demonstrate safety in humans. If JTX-2011, JTX-4014 or any other future product candidates we develop fail to demonstrate safety and efficacy in clinical trials or do not gain marketing approval, we will not be able to generate revenue and our business will be harmed.
Our product candidates could cause undesirable side effects similar to those toxicities observed in other immunotherapies. While we have already evaluated JTX-2011 in these in vitro tests, our Phase II clinical trial of JTX-2011 has been ongoing for less than a year, and we have only preliminary safety data on the risk profile in humans. It remains possible that new or more severe toxicities could be seen if JTX-2011 or JTX-4014 is used in combination with other agents. Such toxicities, if observed, could result in development delays, delay or denial of approval, or limit the labeling and thus overall market scope for JTX-2011 or JTX-4014.
If unacceptable toxicities arise in the development of JTX-2011, JTX-4014 and any other future product candidates, we or a future collaborator could suspend or terminate our trials, or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of JTX-2011, JTX-4014 and any other future product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial, or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, particularly outside of our existing or future collaborators as toxicities resulting from cancer immunotherapies are not normally encountered in the general patient population and by medical personnel. We expect to have to train medical personnel using JTX-2011 or JTX-4014 to understand the side effect profile of JTX-2011 or JTX-4014 for both our ongoing and planned clinical trials and upon commercialization of JTX-2011 or JTX-4014. The inability to recognize and manage the potential side effects of JTX-2011 or JTX-4014 could result in patient deaths. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly.
We may seek a Breakthrough Therapy Designation or Fast Track Designation by the FDA for JTX-2011, JTX-4014 and any other future product candidates, and we may be unsuccessful. If we are successful, the designation may not actually lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that JTX-2011, JTX-4014 and any other future product candidates will receive marketing approval.
We may seek a Breakthrough Therapy Designation or Fast Track Designation for JTX-2011, JTX-4014 and any other future product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Fast Track Designation may be available if a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition. Drugs that receive Breakthrough Therapy Designation or Fast Track Designation by the FDA are eligible for accelerated approval and priority review.

The FDA has broad discretion whether or not to grant Breakthrough Therapy Designation or Fast Track Designation. Even if we receive Breakthrough Therapy Designation or Fast Track Designation for a product candidate, such designation may not result in a faster development process, review or approval compared to conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if JTX-2011, JTX-4014 or any other future product candidates receive Breakthrough Therapy Designation or Fast Track Designation, the FDA may later decide that the drugs no longer meet the conditions for qualification and rescind the designation.
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
Generally, if a drug with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the European Medicines Agency or the FDA from approving another marketing application for the same drug and indication for a set time period, except in limited circumstances.
Even if we obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the drug from competition because different drugs can be approved for the same condition, or the drug may be used off-label. Even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the other drug is clinically superior. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek Orphan Drug Designation for applicable indications for JTX-2011, JTX-4014 and any other future product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.
The marketing approval process is expensive, time consuming and uncertain and may prevent us or any of our existing or future collaboration partners from obtaining approvals for the commercialization of JTX-2011, JTX-4014 and any other future product candidates.
Among other things, the research, testing, manufacturing, labeling, approval and license maintenance, selling, import and export, marketing and distribution of biologic products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. Neither we nor any existing or future collaboration partner is permitted to market JTX-2011, JTX-4014 and any other future products in the United States until we receive approval of a BLA from the FDA. We have never submitted an application for, or received, marketing approval. Obtaining approval of a BLA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable domestic and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including the following:

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
Prior to receiving approval to commercialize our product candidates in the United States or abroad, we and any of our existing or future collaboration partners must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Even if we and any of our existing or future collaboration partners believe the preclinical or clinical data for JTX-2011, JTX-4014 and any other future product candidates are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities. Administering our product candidates to humans may produce undesirable side effects, which could interrupt, delay or cause suspension of clinical trials of our product candidates and result in the FDA or other regulatory authorities denying approval of JTX-2011, JTX-4014 and any other future product candidates for any or all targeted indications.
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
We may choose not to develop a potential product candidate, or we may suspend or terminate one or more discovery or preclinical programs related to our product candidates.
At any time and for any reason, we may determine that one or more of our discovery programs, preclinical programs or product candidates does not have sufficient potential to warrant the allocation of resources toward such program or product candidate. Furthermore, because we have limited financial and personnel resources, we are placing significant focus on the development of our product candidates JTX-2011 and JTX-4014. Accordingly, we may choose not to develop a product candidate or elect to suspend or terminate one or more of our discovery or preclinical programs. If we suspend or terminate a program or product candidate in which we have invested significant resources, we will have expended resources on a program or product candidate that will not provide a full return on our investment and we may have missed an opportunity to have allocated those resources to potentially more productive uses, including existing or future programs or product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to future product candidates through collaboration, licensing or other royalty arrangements.
Even if we complete the necessary clinical trials, we cannot predict when or if we will obtain marketing approval to commercialize a product or the approval may be for a more narrow indication than we expect.
We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if our product candidates demonstrate safety and efficacy in clinical trials, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain marketing approval. In addition, we may experience delays or rejections based upon government regulation or changes in regulatory agency policy during the period of product development. Regulatory agencies also may impose significant limitations in the form of narrow indications, warnings, precautions or contraindications with respect to conditions of use or may grant approval subject to the performance of costly post-marketing clinical trials or may not approve the price we intend to charge for our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for JTX-2011, JTX-4014 and any future products.
Obtaining and maintaining marketing approval of JTX-2011, JTX-4014 or any other future product candidates in one jurisdiction does not mean that we will be successful in obtaining marketing approval of that product candidate in other jurisdictions.
Obtaining and maintaining marketing approval of JTX-2011, JTX-4014 and any other future product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain marketing approval in any other jurisdiction. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials.
Obtaining foreign marketing approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of JTX-2011, JTX-4014 and any other future product candidates will be harmed. Even if we obtain approval for our product candidates and ultimately commercialize them in foreign markets, we would be subject to separate risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and the reduced protection of intellectual property rights in some foreign countries.
Our failure to successfully identify, acquire, develop, in-license and commercialize additional products or product candidates could impair our ability to grow.
Although a substantial amount of our efforts will focus on the clinical testing and potential approval of our most advanced product candidate, JTX-2011, a key element of our long-term growth strategy is to acquire, develop and/or market additional products and product candidates. We may never be able to identify, discover, develop, in-license, acquire or commercialize additional product candidates, which would have a material adverse effect on our business.
Because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists, and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select, and acquire promising pharmaceutical product candidates and products. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. Acquisitions and in-licenses include numerous risks, including potential failure to achieve the expected benefits of the acquisition or license and potential unknown liabilities associated with the product or technology. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses, and technologies, integrate them into our current infrastructure and manage our development efforts.
Even if we receive marketing approval of JTX-2011, JTX-4014 or any other future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review.
Any marketing approvals that we receive for JTX-2011, JTX-4014 and any other future product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or a comparable foreign regulatory authority approves JTX-2011, JTX-4014 and any other future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import and export and record keeping for JTX-2011, JTX-4014 and any other future product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice, or cGMP, and good clinical practice, or GCP, for any clinical trials that we conduct post-approval. Failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market, or product recalls;

•	fines, untitled and warning letters, or holds on clinical trials;

•	refusal by the FDA to approve pending applications or supplements to approved applications we filed or suspension or revocation of license approvals;

•	product seizure or detention, or refusal to permit the import or export of our product candidates; and

•	injunctions or the imposition of civil or criminal penalties.
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
In July 2016, we entered into the Celgene Collaboration Agreement with Celgene focused on developing and commercializing biologic immunotherapies. Under our Celgene Collaboration Agreement with Celgene, Celgene may exercise options granting it certain commercialization or licensing rights for JTX-2011, JTX-4014 and other product candidate programs from a pool of certain molecular targets. The collaboration involves a complex allocation of rights, provides for milestone payments to us based on the achievement of specified clinical development, regulatory and commercial milestones, provides for additional payments upon Celgene’s election to exercise rights to commercialize additional product candidates or extend the research term, and provides us with profit-sharing and royalty-based revenue if certain product candidates are successfully commercialized. We cannot provide any assurance with respect to, or otherwise, the success of the collaboration.
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

•
Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing. For example, under our collaboration agreement with Celgene, at any point in the research, development and clinical trial process, or during the term of any applicable co-

development and co-commercialization or license agreement, respectively, Celgene may terminate the applicable agreement upon 120 days’ prior written notice with respect to any product candidate that is subject to the collaboration agreement without triggering a termination of the remainder of the collaboration and, under a co-development and co-commercialization agreement or a license agreement, it is possible for Celgene to terminate that agreement upon 120 days prior written notice at any point during the development or commercialization activities. If Celgene exercises any such termination right, we may not have sufficient resources to continue the research, development or commercialization of such product candidate.

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

As a result, if we enter into additional collaboration agreements and strategic partnerships or license our intellectual property, products or businesses, we may not be able to realize the benefit of, or generate revenues from, such arrangements.
We may seek to establish additional collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.
Our drug development programs and the potential commercialization of our product candidates will require substantial additional resources. For some of our product candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.
We face significant competition in seeking appropriate strategic partners and the negotiation process is time consuming and complex. Whether we reach a definitive agreement for other collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of our business. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for future product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view them as having the requisite potential to demonstrate safety and efficacy. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.
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
We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program, delay or reduce the scope of potential commercialization activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all.
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
We rely and expect to continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize our product candidates and our business could be substantially harmed.
We do not have the ability to independently conduct clinical trials. We rely and will rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct or otherwise support our ongoing clinical trials, including processing of human blood and tumor samples and analysis of biomarkers from the clinical trials. We rely and will rely heavily on these parties for execution of clinical trials for JTX-2011, JTX-4014 and any other future product candidates and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on these third parties including CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.
We and our clinical investigators and CROs are required to comply with regulations and requirements, including GCP, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. If we or our clinical investigators or CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure stockholders that, upon inspection, the FDA will determine that any of our future clinical trials will comply with GCP. In addition, our clinical trials must be conducted with product candidates produced under cGMP regulations. Our failure or the failure of our clinical investigators or CROs to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process and could also subject us to enforcement action. We also are required to register certain ongoing clinical trials and provide certain information, including information relating to the trial’s protocol, on a government-sponsored database, ClinicalTrials.gov, within specific time frames. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
Although we designed the clinical trials for JTX-2011 and intend to design the clinical trials for JTX-4014 and any other future product candidates, clinical investigators or CROs will conduct all of the clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may also face internal challenges that may materially adversely affect the willingness or ability of such parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If the clinical investigators or CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, marketing approval and commercialization of JTX-2011, JTX-4014 and any other future product candidates may be delayed, or our development program may be materially and irreversibly harmed. If we are unable to rely on clinical data collected by our clinical investigators and CROs, we could be required to repeat, extend the duration of, or increase the size of any clinical trials we conduct and this could significantly delay commercialization and require significantly greater expenditures.
If clinical investigators or CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain are compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such clinical investigators or CROs are associated with may be extended, delayed or terminated. As a result, we believe that our financial results and the commercial prospects for JTX-2011, JTX-4014 and any other future product candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.
We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than JTX-2011, JTX-4014 or any other future product candidates, our commercial opportunities will be negatively impacted.
The life sciences industry is highly competitive and subject to rapid and significant technological change. We are currently developing therapeutics that will compete with other products and therapies that currently exist or are being developed, such as GlaxoSmithKline plc’s anti-ICOS antibody program. Products we may develop in the future are also likely to face competition from other products and therapies, some of which we may not currently be aware. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical.
We have both domestic and international competitors, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other research institutions and small and other early-stage companies. Many of our competitors have significantly greater financial, manufacturing, marketing, product development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining marketing approvals, establishing clinical trial sites, recruiting patients and in manufacturing pharmaceutical products and may succeed in discovering, developing and commercializing products in our field before we do. We also face competition in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to, or necessary for, our programs.
There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist both of small molecule drug products, as well as biologics approaches to address cancer. These treatments are often combined with one another in an attempt to maximize the response rate.
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, have a broader label, are marketed more effectively, are reimbursed or are less expensive than any products that we may develop. Our competitors also may obtain FDA, European Commission or other marketing approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if JTX-2011, JTX-4014 and any other future product candidates achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness. In addition, if JTX-2011, JTX-4014 and other future product candidates are approved by the FDA, the approval of a biosimilar product to one of our products could have a material impact on our business.
Because we rely on third-party manufacturing and supply partners, including a single supplier for some of our materials, our supply of research and development, preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.
We rely on third-party contract manufacturers to manufacture our preclinical and clinical trial product supplies. We do not own manufacturing facilities for producing such supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. Our or a third party’s failure to execute on our manufacturing requirements, or to do so on commercially reasonable terms and comply with cGMP could adversely affect our business in a number of ways, including:

•	an inability to continue clinical trials of JTX-2011 or initiate or continue clinical trials of JTX-4014 or any other future product candidates under development;

•	delay in submitting regulatory applications, or receiving marketing approvals, for JTX-2011, JTX-4014 or any other future product candidates;

•	loss of cooperation of an existing or future collaborator;

•	subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities; and

•	requirements to cease distribution or to recall batches of JTX-2011, JTX-4014 and any other future product candidates.
In the event that any of our manufacturers fails to comply with applicable regulatory requirements and facility and process validation tests or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our future product candidates may be unique or proprietary to the original manufacturer, which would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture such future product candidates. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines, which could negatively affect our ability to develop product candidates in a timely manner or within budget.
Certain raw materials necessary for the manufacture of our product candidates under our current manufacturing process, such as growth media, resins and filters, are available from a single supplier. We do not have agreements in place that guarantee our supply or the price of these raw materials. Any significant delay in the acquisition or decrease in the availability of these raw materials could considerably delay the manufacture of JTX-2011, JTX-4014 and any other future product candidates, which could adversely impact the timing of any planned trials or the marketing approval of that product candidate.
We expect to continue to rely on third-party manufacturers if we receive marketing approval for any product candidate. If we are unable to maintain third-party manufacturing for JTX-2011 and JTX-4014 or obtain or maintain third-party manufacturing for any other future product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize JTX-2011, JTX-4014 or any other future product candidates successfully. We do not yet have sufficient information to reliably estimate the cost of the commercial manufacture of JTX-4014 or any other future product candidates.
In addition, in order to conduct clinical trials of JTX-2011, JTX-4014 and any other future product candidates, we will need to work with third-party manufacturers to manufacture them in large quantities. Our manufacturing partners or our third-party collaborators may be unable to successfully increase the manufacturing capacity of JTX-2011, JTX-4014 and any other future product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners or collaborators are unable to successfully scale up the manufacture of JTX-2011, JTX-4014 or any other future product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and marketing approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.
We are subject to manufacturing risks that could substantially increase our costs and limit the supply of our products.
The process of manufacturing JTX-2011 or any other future product candidates is complex, highly regulated and subject to several risks, including those listed below.

•
We do not have the capability internally to manufacture drug products or drug substances for clinical use. We use third-party manufacturers for manufacturing JTX-2011 for our Phase I/II study of JTX-2011. Any changes in our manufacturing processes as a result of scaling-up may require additional approvals or may delay the development and marketing approval of JTX-2011, JTX-4014 and any other future product candidates and ultimately affect our success.

•
The manufacturing facilities in which JTX-2011, JTX-4014 or any other future product candidates are made could be adversely affected by equipment failures, contamination, vendor error, labor shortages, natural disasters, power failures and numerous other factors.

•
Any adverse developments affecting manufacturing operations for JTX-2011, JTX-4014 or any other future product candidates, if any are approved, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.

•
Biologics, such as JTX-2011, that have been produced and are stored for later use may degrade, become contaminated, suffer other quality defects or may not be used within their shelf life, which may cause the affected product candidates to no longer be suitable for their intended use in clinical trials or other development activities. If the defective product candidates cannot be replaced in a timely fashion, we may incur significant delays in our development programs that could adversely affect the value of such product candidates.

We expect to develop JTX-2011, JTX-4014 and future product candidates in combination with other drugs. If we are unable to enter into a strategic collaboration for, or if we are unable to purchase on commercially reasonable terms, an approved cancer drug to use in combination with our product candidates, we may be unable to develop or obtain approval for, JTX-2011, JTX-4014 and future product candidates in combination with other drugs.
We intend to develop JTX-2011, JTX-4014 and future product candidates in combination with one or more other cancer drugs. If the FDA or similar regulatory authorities outside of the United States revoke or do not grant approval of any drugs we use in combination with JTX-2011, JTX-4014 or any other future product candidates, we will not be able to market any products in combination with such drugs.
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
Even if JTX-2011, JTX-4014 or any other future product candidates were to receive marketing approval or be commercialized for use in combination with other existing drugs, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of such existing drugs or that safety, efficacy, manufacturing or supply issues could arise with such drugs.
We may form or seek strategic collaborations to evaluate and, if approved, market JTX-2011 and JTX-4014 in combination with another approved cancer drug. If we are unable to enter into a strategic collaboration on commercially reasonable terms or fail to realize the benefits of any such collaboration, we may be required to purchase an approved cancer drug to use in combination with JTX-2011 and JTX-4014. The failure to enter into a successful collaboration or the expense of purchasing an approved cancer drug may delay our development timelines, increase our costs and jeopardize our ability to develop JTX-2011 and JTX-4014.
We may develop complementary diagnostics and/or companion diagnostics for JTX-2011, JTX-4014 and any potential future product candidates. If we are unable to successfully develop such companion diagnostics or complementary diagnostics, or experience significant delays in doing so, we may not realize the full commercial potential of JTX-2011, JTX-4014 or any other future product candidates.
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
If product liability lawsuits are brought against us, we may incur substantial liabilities.
We face an inherent risk of product liability as a result of the clinical testing of JTX-2011, JTX-4014 and any other future product candidates. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	initiation of investigations by regulators;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	exhaustion of any available insurance and our capital resources;

•	the inability to commercialize any product candidate; and

•	a decline in our share price.
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
Adverse events in the field of immuno-oncology could damage public perception of our product candidates and negatively affect our business.
The commercial success of our products will depend in part on public acceptance of the use of cancer immunotherapies. Adverse events in clinical trials of JTX-2011, JTX-4014, any of our other future product candidates or other similar products and the resulting publicity, as well as any other adverse events in the field of immuno-oncology that may occur, including in connection with competitor therapies such as GlaxoSmithKline plc’s anti-ICOS antibody, could result in a decrease in demand for JTX-2011, JTX-4014 or any other products that we may develop. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our or our competitors’ therapies, our products may not be accepted by the general public or the medical community.
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
We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or complementary diagnostics or companion diagnostics or additional pricing pressures.
For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the Affordable Care Act, or ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session.
The current administration has also taken executive actions to undermine or delay implementation of the ACA. In January 2017, the President signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Administration announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.

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
Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. In addition, we may be subject to transparency laws and patient privacy regulation by the U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include the federal Anti-Kickback Statute, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, the federal legislation commonly referred to as the Physician Payments Sunshine Act, and analogous state and foreign laws and regulations, any of which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any products for which we obtain marketing approval.
Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is also uncertain and any investigation or settlement could be time- and resource-consuming, divert management’s attention, increase our costs or otherwise have an adverse effect on our business.
If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to various significant penalties, any of which could harm our ability to operate our business and our financial results. In addition, the approval and commercialization of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.
Risks Related to our Financial Position and Need for Additional Capital
We have incurred net losses in every year since our inception and anticipate that we will continue to incur substantial and increasing net losses in the foreseeable future.
We are a clinical stage biopharmaceutical company with a limited operating history, and we are early on in our development efforts. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain marketing approval and become commercially viable. We have financed our operations primarily through the sale of equity securities, convertible debt securities and our collaboration with Celgene. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of JTX-2011 and preclinical and planned clinical development of JTX-4014 and other discovery programs. The size of our future net losses will depend, in part, on our future expenses and our ability to generate additional revenue, if any. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have incurred losses in each annual period since our inception. For the years ended December 31, 2017, 2016 and 2015, we reported net losses of $16.4 million, $13.7 million and $28.5 million, respectively. As of December 31, 2017, we had an accumulated deficit of $89.6 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for JTX-2011, JTX-4014 and any future product candidates.
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

We have never generated any revenue from product sales and our ability to generate revenue from product sales and become profitable depends on our success on a number of factors.
We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until some time after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in many factors, including:

•	completing clinical development of our lead product candidate, JTX-2011, and completing research and discovery and preclinical and clinical development of any other programs and product candidates;

•	obtaining marketing approvals for JTX-2011, JTX-4014 and any future product candidates for which we complete clinical trials;

•
developing a sustainable and scalable manufacturing process for our product candidates, including establishing and maintaining commercially viable supply and manufacturing relationships with third parties;

•	launching and commercializing our product candidates for which we obtain marketing approvals, either directly or with a collaborator or distributor;

•	obtaining market acceptance of JTX-2011, JTX-4014 and any future product candidates as viable treatment options;

•	addressing any competing technological and market developments;

•	identifying, assessing, acquiring and developing new product candidates;

•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;

•	obtaining, maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and

•	attracting, hiring, and retaining qualified personnel.
Even if our product candidates or any future product candidates that we develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. These costs may fluctuate or exceed our expectations and our revenues will depend on many factors that we cannot control or estimate. If we are not able to generate revenue from the sale of any approved products, we may never become profitable.
We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
Our operations have consumed substantial amounts of cash since inception. As of December 31, 2017, our cash, cash equivalents and investments were $257.9 million. We expect to continue to spend substantial amounts to continue the clinical development of JTX-2011 and preclinical and clinical development of JTX-4014 and any future product candidates. If we are able to gain marketing approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize those product candidates to the extent that such launch and commercialization are not the responsibility of a collaborator. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of JTX-2011, JTX-4014 and any other future product candidates. Our future capital requirements depend on many factors, including:

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;

•	the timing of, and the costs involved in, obtaining marketing approvals for our product candidates if clinical trials are successful;

•	the success of our collaboration with Celgene;

•	whether Celgene exercises its licensing and co-development options under our collaboration agreement with Celgene, each of which would trigger additional payments to us;

•	the cost of commercialization activities for our product candidates, that are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;

•	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;

•	the emergence of competing cancer therapies and other adverse market developments; and

•	the requirement for and cost of developing complementary diagnostics and/or companion diagnostics.
We do not have any committed external source of funds or other support for our development efforts, other than our collaboration with Celgene, which is limited in scope and duration. We will not receive any option-exercise fees or milestone payments prior to Celgene exercising a licensing or co-development option. Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements for at least 24 months from the filing date of this Annual Report on Form 10-K.
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
If we are unable to raise additional funds through equity or debt financings when needed, and instead raise additional capital through marketing and distribution agreements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to JTX-2011, JTX-4014 and any other future product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us.
Risks Related to Intellectual Property
If we are unable to obtain, maintain and protect our intellectual property rights for our product candidates or if our intellectual property rights are inadequate, our competitive position could be harmed.
Our commercial success will depend in part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our product candidates. We rely on trade secret, patent, copyright and trademark laws, and confidentiality, licensing and other agreements with employees and third parties, all of which offer only limited protection. We currently, or will in the future, seek to protect our proprietary position by filing and prosecuting patent applications in the United States and abroad related to JTX-2011, JTX-4014, any other future product candidates, and any future novel technologies that are important to our business.

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
Our pending applications cannot be enforced against third parties unless and until a patent issues from such applications and, even after issuance, such patents may be challenged in the courts or patent offices in the United States and abroad. Such proceedings may result in the loss of patent protection, the narrowing of claims in such patents or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical products, or limit the duration of the patent protection for JTX-2011, JTX-4014 and any other future product candidates. In addition, we cannot predict whether any of our future patent applications will result in the issuance of patents that effectively protect JTX-2011, JTX-4014 and any other future product candidates, or if any of our issued patents or if any of our licensor’s issued patents will effectively prevent others from commercializing competitive products. In some cases, it may be difficult or impossible to detect third-party infringement or misappropriation of our intellectual property rights, even in relation to issued patent claims, and proving any such infringement may be even more difficult. If we are unable to obtain, maintain, and protect our intellectual property our competitive advantage could be harmed, and it could result in a material adverse effect on our business, financial condition, and the results of operations and prospects.
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
Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time consuming, and the outcome is unpredictable. In addition, some courts are less willing or unwilling to protect trade secrets. The disclosure of our trade secrets or the independent development of our trade secrets by a competitor or other third party would impair our competitive position and may materially harm our business, financial condition, results of operations and prospects.
Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business.
Our commercial success depends on our ability and the ability of our current or future collaborators to develop, manufacture, market and sell our product candidates, and to use our related proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any other future product candidates. For example, we are aware of third party patents generally directed to methods of treating certain indications with an anti-PD-1 monoclonal antibody that may be construed to cover one or more of our current and future product candidates. If we are found to infringe a third-party’s intellectual property rights, and we are unsuccessful in demonstrating that such intellectual property rights are invalid or unenforceable, we could be required to obtain a license from such third party to continue developing, manufacturing and commercializing our product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing our product candidates. In addition, in any such proceeding or litigation, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
In addition, we are testing JTX-2011 and expect to test future product candidates with other products that are covered by patents held by other companies or institutions. In the event that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, infringement of the third-party patents covering the product candidate or product recommended for administration with our product candidates. In such a case, we could be required to obtain a license from the other company or institution to use the required or desired package labeling, which may not be available on commercially reasonable terms, or at all.
If we breach any of our license agreements or collaboration agreements, it could have a material adverse effect on our commercialization efforts for our product candidates.
Our commercial success depends on our ability, and at times, the ability of our licensors and current or future collaborators to develop, manufacture, market, and sell our product candidates, and use our licensors proprietary technologies without infringing the property rights of third parties. For example, we have entered into our Celgene Collaboration Agreement relating to JTX-2011, JTX-4014 and other product candidates, and an exclusive license agreement with Sloan Kettering Institute for Cancer Research, Memorial Sloan Kettering Cancer Center and Memorial Hospital for Cancer and The University of Texas MD Anderson Cancer Center related to certain uses of our JTX-2011, and we may enter into additional licenses in the future. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all our licenses.
In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications covering the technology that we license from third parties. For example, under our Celgene Collaboration Agreement, under certain circumstances, Celgene has the first right to enforce, maintain or defend our intellectual property rights with respect to certain licensed programs. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize our product candidates that are the subject of such licensed rights could be adversely affected. Furthermore, our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties.
Certain of our license agreements also require us to meet development thresholds to maintain the license, including establishing a set timeline for developing and commercializing products. If we fail to comply with the obligations under our license agreements, including payment and diligence terms, our licensors may have the right to terminate our agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of our license agreements or reduction or elimination of our rights under them may result in our having to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all.
If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.
Further, the resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may not be successful in obtaining necessary rights to our product candidates we may develop, or obtain through acquisitions and in-licenses.
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

If we are unable to successfully obtain required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon or alter our plans for the development or commercialization of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may not be able to protect our intellectual property and proprietary rights throughout the world.
Filing, prosecuting and defending patents on JTX-2011, JTX-4014 and all other future product candidates throughout the world would be prohibitively expensive, and intellectual property rights in some countries outside the United States can be less extensive than those in the United States.
Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. Any efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property we develop or license.
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
Changes to the patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.
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
The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. Changes in patent law could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful and have a material adverse effect on the success of our business.
Competitors may infringe our licensed patents or any patent we own in the future or misappropriate or otherwise violate our intellectual property rights. We may also be required to defend against claims of infringement and our licensed patents and any patents we own in the future may become involved in priority or other intellectual property related disputes. To counter infringement or unauthorized use, litigation may be necessary to enforce or defend our intellectual property rights or to determine the validity and scope of our own intellectual property rights or the proprietary rights of others. Also, third parties may initiate legal proceedings against us or our licensors to assert that we are infringing their intellectual property rights or to challenge the validity or scope of our owned or licensed intellectual property rights. Litigation and other intellectual property related proceedings could result in substantial costs and diversion of management resources, which could harm our business and financial results. Despite our best efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. In addition, an adverse result in any litigation or other intellectual property related proceeding could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly.
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be disclosed during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments in any such proceedings. If securities analysts or investors perceive these results to be negative, it also could have a material adverse effect on the price of shares of our common stock. Any of the foregoing may have a material adverse effect on our business, financial condition, results of operations and prospects.
We may be subject to claims by third parties asserting that our collaborators, licensors, employees or we have misappropriated their intellectual property, have wrongfully used or disclosed confidential information of third parties or are in breach of non-competition or non-solicitation agreements with our competitors.
Many of our employees, our collaborators’ employees and our licensors’ employees, including our senior management, are currently or previously were employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees, including each member of our senior management, executed proprietary rights, non-disclosure and non-competition agreements, or similar agreements, in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property of any such individual’s current or former employer. In addition, we could be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other confidential information of former employers or competitors, that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, we may lose valuable intellectual property rights or personnel or sustain monetary damages. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management. Any of the foregoing may have a material adverse effect on our business, financial condition, results of operations and prospects.
Issued patents covering JTX-2011, JTX-4014 and any other future product candidates could be found invalid or unenforceable if challenged in court or before the USPTO or comparable foreign authority.
If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering one of JTX-2011, JTX-4014 or any other future product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. The outcome following legal assertions of invalidity and unenforceability is unpredictable. If a third party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on JTX-2011, JTX-4014 and any other future product candidates. Such a loss of patent protection could have a material adverse impact on our business.

Risks Related to Employee Matters, Managing our Growth and Other Risks Related to our Business
We currently have no marketing and sales organization and have no experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.
We currently have no sales, marketing, or distribution capabilities and have no experience in marketing products. If any of our product candidates receives appropriate regulatory approval, we intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.
If we are unable or decide not to establish internal sales, marketing and distribution capabilities, we will pursue collaborative arrangements regarding the sales and marketing of our products; however, we cannot assure stockholders that we will be able to establish or maintain such collaborative arrangements, on favorable terms if at all. We cannot assure stockholders that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any current or future product candidates.
We will need to grow the size of our organization, and we may experience difficulties in managing this growth.
As of December 31, 2017, we had 112 full-time employees, including 87 employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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
Our future financial performance and our ability to commercialize JTX-2011, JTX-4014 and any other future product candidates will depend, in part, on our ability to effectively expand our organization by hiring new employees and expand our groups of consultants and contractors and manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.
We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of marketing approval, clinical management, and manufacturing. We cannot assure stockholders that we can effectively manage our outsourced activities.
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
To induce valuable employees to remain at our Company, in addition to salary and cash incentives, we have provided restricted stock and stock option grants that vest over time. The value to employees of these equity grants that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, meaning that such employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of all of these individuals or the lives of any of our other employees.
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
Our internal computer systems, or those used by our CROs or other collaborators, may fail or suffer security breaches and cyber-attacks, which could compromise our intellectual property or other sensitive information and could result in a material disruption of our business.
Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses and unauthorized access. While we have not to our knowledge experienced any such material system failure or security breach to date, if such an event were to occur, it could result in a material disruption of our business operations. Likewise, we rely on third parties for many aspects of our business, including manufacturing product candidates and conducting clinical trials. The secure maintenance of this information is critical to our business and reputation. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past few years, cyber-attacks have become more prevalent and much harder to detect and defend against.
Our network and storage applications and those of our CROs, collaborators and vendors may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by them. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. A data security breach could also lead to public exposure of personal information of our employees. Cyber-attacks could cause us to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources. Our network security and data recovery measures and those of our CROs, collaborators and vendors may not be adequate to protect against such security breaches and disruptions. To the extent that any disruption, security breach or cyber-attack were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

We, or the third parties upon whom we depend, may be adversely affected by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters could severely disrupt our operations and have a material adverse effect on our business. If a natural disaster, power outage or other event occurred that damaged critical infrastructure, such as our headquarters or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business.
Our employees, independent contractors, vendors, principal investigators, CROs and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.
We are exposed to the risk that our employees, independent contractors, vendors, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA and comparable foreign regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the United States and abroad; or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could result in significant penalties and could have a material adverse effect on our ability to operate our business and our results of operations.
If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.
We may evaluate various acquisitions and additional strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

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
Our general business strategy may be adversely affected by any economic downturn, volatile business environment or unpredictable and unstable conditions in global credit and financial markets. We cannot assure stockholders that deterioration of the global credit and financial markets would not negatively impact our stock price, our current portfolio of cash equivalents or investments, or our ability to meet our financing objectives. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans.
Risks Related to our Common Stock
Our ability to utilize our net operating loss carryforwards and certain other tax attributes has been limited by “ownership changes” and may be further limited.
Under Section 382 of the Internal Revenue Code of 1986, as amended, or the IRC, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. An IRC Section 382 study, completed in August 2016, identified three previous ownership changes for purposes of IRC Section 382. As a result of these ownership changes, our net operating loss and tax credit carryforwards allocable to the periods preceding each such ownership change are subject to limitations under IRC Section 382. We may experience ownership changes in the future as a result subsequent shifts in our stock ownership, some of which are outside our control, which may also be subject to limitations by “ownership changes” in the future, which could result in increased tax liability to us.
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
Our stock price is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;

•	results of our clinical trials or those of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to our product candidates or clinical development programs;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or drugs;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk factors” section.

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
Our executive officers, directors, principal stockholders and their affiliates will continue to exercise control over our Company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.
As of December 31, 2017, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and their affiliates, beneficially owned approximately 77% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

•	delaying, deferring or preventing a change of control;

•	impeding a merger, consolidation, takeover or other business combination; or

•	discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control.
We are incurring and will continue to incur significantly increased costs as a result of operating as a public company, and our management is now required to devote substantial time to new compliance initiatives.
As a public company, we are incurring and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, as well as various requirements imposed by the Sarbanes-Oxley Act, rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We also expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
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
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. From time to time, we may enter into license or collaboration agreements with other companies that include development funding and significant upfront and milestone payments and/or royalties, which may become an important source of our revenue. Accordingly, our revenue may depend on development funding and the achievement of development and clinical milestones under current and any potential future license and collaboration agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next.
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

•
competition from existing and future products that may compete with JTX-2011, JTX-4014 and any other future product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;

•	any delays in regulatory review or approval of JTX-2011, JTX-4014 or any other future product candidates;

•	the level of demand for JTX-2011, JTX-4014 and any other future product candidates, if approved, which may fluctuate significantly and be difficult to predict;

•	our ability to commercialize JTX-2011, JTX-4014 and any other future product candidates, if approved;

•	the success of our collaboration with Celgene and our ability to establish and maintain other collaborations, licensing or other arrangements;

•	our ability to adequately support future growth;

•	potential unforeseen business disruptions that increase our costs or expenses;

•	future accounting pronouncements or changes in our accounting policies; and

•	the changing and volatile global economic environment.
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
Moreover, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us as pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources.
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
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
We lease a facility containing our research and development, laboratory and office space, which consists of approximately 51,000 square feet located at 780 Memorial Drive, Cambridge, Massachusetts. Our lease expires on March 31, 2025. This facility is our corporate headquarters. We believe that our facilities are sufficient to meet our current needs.
Item 3. Legal Proceedings
We are not currently a party to any material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the Nasdaq Global Select Market under the symbol “JNCE”. Trading of our common stock commenced on January 27, 2017 in connection with our initial public offering, or IPO. Prior to that time, there was no established public trading market for our common stock. As a result, we have not set forth quarterly information with respect to the high and low prices for our common stock prior to that time. The following table sets forth the high and low sale prices per share for our common stock as reported on the Nasdaq Global Select Market for the periods indicated:

	Market Price
2017	High	Low
First Quarter (beginning January 27, 2017)	$26.75	$16.33
Second Quarter	$29.29	$13.75
Third Quarter	$17.95	$11.05
Fourth Quarter	$17.90	$12.43
Holders
As of February 28, 2018, we had approximately 30 holders of record of our common stock. This number does not include beneficial owners whose shares were held by nominees in street name.
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
We deemed these exercises of stock options as exempt pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, or in reliance on Rule 701 of the Securities Act as offers and sales of securities under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us. On January 27, 2017, we filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our common stock subject to outstanding options and all shares of our common stock otherwise issuable pursuant to our equity compensation plans.
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
As of December 31, 2017, we had used substantially all of the net proceeds received from the IPO, primarily in advancing JTX-2011 through Phase I/II clinical trials, to manufacture pre-commercial clinical trial and preclinical study materials, conducting IND-enabling activities for JTX-4014 and for working capital and general corporate purposes. There was no material change in the use of proceeds from our IPO from the planned use as described in our final prospectus filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) on January 27, 2017.
Performance Graph
The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, nor shall such information be incorporated by reference into any future filing under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the performance of our common stock to the NASDAQ Composite Index and to the NASDAQ Biotechnology Index from January 27, 2017 (the first date on which shares of our common stock were publicly traded) through December 31, 2017. The comparison assumes $100 was invested in our common stock after the market closed on January 27, 2017 in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data
You should read the following selected consolidated financial data together with our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K. We have derived the consolidated statement of operations data from the year ended December 31, 2014 and consolidated balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of the results that may be expected in any future period.

	Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015	2014
Consolidated Statements of Operations Data:
Revenue:
Collaboration revenue—related party	$71,644	$37,197	$—	$—
Operating expenses:
Research and development	67,798	34,904	22,130	11,243
General and administrative	23,061	16,759	8,266	4,969
Total operating expenses	90,859	51,663	30,396	16,212
Operating loss	(19,215)	(14,466)	(30,396)	(16,212)
Other income, net:
Other income, net	2,808	763	5	185
Other financing income, net	—	—	1,859	5,511
Total other income, net	2,808	763	1,864	5,696
Loss before provision for income taxes	(16,407)	(13,703)	(28,532)	(10,516)
Provision for income taxes	36	—	—	—
Net loss	$(16,443)	$(13,703)	$(28,532)	$(10,516)
Accrued dividends on convertible preferred stock and accretion of redeemable convertible preferred stock to redemption value (1)	(794)	(9,435)	(8,971)	(2,434)
Net loss attributable to common stockholders (1)	$(17,237)	$(23,138)	$(37,503)	$(12,950)
Net loss per share attributable to common stockholders, basic and diluted (1)	$(0.57)	$(11.00)	$(23.13)	$(10.93)
Weighted-average common shares outstanding, basic and diluted (1)	30,055	2,103	1,621	1,184
(1) Refer to our consolidated statements of operations as well as Note 2 to our consolidated financial statements for further details on the calculation of net loss per share attributable to common stockholders and the weighted-average common shares outstanding used in the computation.

	December 31,
(in thousands)	2017	2016	2015	2014
Balance Sheet Data:
Cash, cash equivalents and investments	$257,851	$257,374	$45,161	$2,338
Working capital	$193,046	$61,114	$38,989	$403
Total assets	$296,660	$271,312	$52,975	$7,515
Total deferred revenue—related party	$116,160	$187,804	$—	$—
Convertible preferred stock (2)	$—	$139,038	$102,961	$27,313
Total stockholders’ equity (deficit)	$167,109	$(69,088)	$(58,760)	$(28,000)
(2) Upon the completion of our IPO, all outstanding preferred stock was automatically converted into an aggregate of 22,283,690 shares of common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Annual Report on Form 10-K, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in Part I, Item 1A.
Overview
We are a clinical stage immunotherapy company dedicated to transforming the treatment of cancer by developing therapies that enable the immune system to attack tumors and provide long-lasting benefits to patients. We have developed a suite of integrated technologies that comprise our Translational Science Platform, enabling us to comprehensively interrogate the cellular and molecular composition of tumors. By focusing on specific cell types, both immune and non-immune, within tumors, we can prioritize targets and then identify related biomarkers designed to match the right therapy to the right patient. Through this deep, scientific understanding of the tumor microenvironment, or TME, our goal is to effectively and efficiently identify and develop new cancer immunotherapies designed to benefit patients with tumors across the spectrum from highly inflamed, or “hot,” to poorly inflamed, or “cold,” and especially those not well served by current therapies.
Our most advanced product candidate, JTX-2011, is a clinical-stage monoclonal antibody that binds to and activates the Inducible T cell CO-Stimulator, or ICOS, a protein on the surface of certain T cells commonly found in many solid tumors. Our preclinical data demonstrates that JTX-2011 stimulates a significant T cell immune response against solid tumors. We submitted our Investigational New Drug Application, or IND, for JTX-2011 to the Food and Drug Administration, or FDA, in July 2016 and began the Phase I portion of our JTX-2011 adaptive Phase I/II clinical trial in patients with solid tumors in August 2016. In June 2017, we presented preliminary safety, pharmacodynamic and pharmacokinetic data from the Phase I portion of this clinical trial as well as the recommended dose for the Phase II monotherapy cohorts at the 2017 American Society of Clinical Oncology Annual Meeting.
In April 2017, we began enrollment in the monotherapy cohorts of the Phase II portion of this clinical trial, which evaluate JTX-2011 as a monotherapy in at least three tumor-specific cohorts, including head and neck squamous cell cancer, or HNSCC, non-small cell lung cancer, or NSCLC, gastric cancer and non-indication specific solid tumors and additional tumor types identified through our Translational Science Platform. In July 2017, we began enrollment in the combination cohorts of the Phase II portion of this clinical trial, which evaluate JTX-2011 in combination with nivolumab in at least six tumor types, including HNSCC, NSCLC, triple negative breast cancer, melanoma, gastric cancer and additional tumor types identified through our Translational Science Platform. We expect to provide preliminary efficacy data in the second quarter of 2018. We believe JTX-2011 has the potential to act both as a single agent and more importantly in combination with other therapies, such as anti-PD-1 antibodies, to offer treatment alternatives to patients who otherwise lack an effective response to currently approved therapies.
We are also conducting IND-enabling studies for JTX-4014, an anti-PD-1 antibody that, assuming continued successful development, we may use in future combinations with JTX-2011 as well as for use in combination with other future product candidates, as we believe combination therapy has the potential to be a mainstay of cancer immunotherapy. We expect to file an IND for JTX-4014 in 2018.
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

Immunotherapies are increasingly recognized as a critical component of cancer therapy and are beginning to fundamentally change the paradigm for treating patients. Fewer than half of all cancer patients respond to single agent immunotherapies. Combination therapies are beginning to yield longer-lasting responses than single agent therapies, yet there is still significant unmet medical need among large patient populations across most solid tumor indications. In addition, there is a significant number of patients with tumors that lack, or have low levels of, immune cell infiltrate where additional approaches may be required to fully realize the benefit of immunotherapy agents. We believe targeting novel immune mechanisms in combination with identifying and using predictive biomarkers may best address these areas of unmet need.
Our Translational Science Platform utilizes a suite of integrated technologies to comprehensively profile the cellular and molecular characteristics within thousands of human solid tumors, providing critical information about the TME that we believe will allow us to identify and guide new immunotherapies more efficiently through development. We utilize a systematic approach to match targets to defined patient populations, as well as niche indications and/or niche subsets within indications, which we believe are more likely to benefit from these therapies. By taking this biomarker-driven approach, we believe that we can more efficiently develop cancer immunotherapies and potentially provide greater benefit to patients. We believe that the biomarker results, coordinated to clinical response, will determine the utility of proceeding to the use of a complementary diagnostic and/or companion diagnostic for a given therapy.
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
Under the Celgene Collaboration Agreement, we granted Celgene exclusive options to develop and commercialize our lead product candidate, JTX-2011, and up to four early-stage programs, or the Lead Program and Other Programs, consisting of targets to be selected from a pool of certain B cell, T regulatory cell and tumor-associated macrophage targets. Additionally, Celgene has an exclusive option to develop and commercialize our product candidate JTX-4014, which, upon exercise of such option, will be a shared program that may be used by both parties in and outside of the collaboration. Prior to Celgene exercising any of its options, we are responsible for all research and development activities and costs under the Celgene Collaboration Agreement.
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
The development milestones are payable on initiation of certain clinical trials and range from $32.5 million to $105.0 million, per program, with an aggregate total of $290.0 million. The regulatory approval milestones are payable upon regulatory approval in the United States and outside the United States and range from $7.5 million to $50.0 million per milestone, with an aggregate total of $700.0 million. The commercial milestones are payable upon achievement of specified aggregate product sales outside the United States for each program and range from $40.0 million to $200.0 million per milestone, with an aggregate total of $1.270 billion. We are also eligible to receive royalties on product sales outside the United States ranging from a high single digit to mid-teen percentage rate. If Celgene elects to exercise any of the program options, Celgene will pay us an option-exercise fee of $10.0 million to $60.0 million that varies by program, with an aggregate of $182.5 million if Celgene exercises all six program options. The initial research term of the collaboration is four years, which can be extended, at Celgene’s option, annually for up to three additional years for additional consideration that ranges from $30.0 million to $45.0 million per year, for an aggregate of $120.0 million if the term is extended for an additional three years. As of December 31, 2017, we had not received any option exercise, research term extension, milestone or royalty payments under the Celgene Collaboration Agreement.
Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, developing our Translational Science Platform and conducting research, preclinical studies and clinical trials. We do not have any products approved for sale. From inception through December 31, 2017, we have recognized a total of $108.8 million in collaboration revenue under the Celgene Collaboration Agreement relating to the $225.0 million upfront payment received from Celgene in 2016. We are subject to a number of risks comparable to those of other similar companies, including dependence on key individuals; the need to develop commercially viable products; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of our products. We have funded our operations through December 31, 2017 primarily through proceeds received from our IPO, the upfront payment received under the Celgene Collaboration Agreement and private placements of our preferred stock.
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
Due to our significant research and development expenditures, we have generated substantial operating losses in each annual period since our inception. We have incurred an accumulated deficit of $89.6 million through December 31, 2017. We expect to incur substantial additional losses in the future as we expand our research and development activities.
Financial Operations Overview
Revenue
For the year ended December 31, 2017, we recognized $71.6 million of collaboration revenue under the Celgene Collaboration Agreement related to the $225.0 million upfront payment received from Celgene in 2016. We had $116.2 million of deferred revenue as of December 31, 2017, which is classified as either current or net of current portion in our consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of December 31, 2017, we had not received any option exercise, research term extension, milestone or royalty payments under the Celgene Collaboration Agreement.
In the future, we expect to continue to generate revenue from the Celgene Collaboration Agreement and may generate revenue from product sales or other collaboration agreements, strategic alliances and licensing arrangements. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of license fees, milestones, reimbursement of costs incurred and other payments and product sales, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Operating Expenses
Research and Development Expenses
Research and development expenses represent costs incurred by us for the discovery, development and manufacture of JTX-2011, JTX-4014 and our potential future product candidates and include: external research and development expenses incurred under arrangements with third parties, including academic and non-profit institutions and consultants; salaries and personnel-related costs, including non-cash stock-based compensation expense; license fees to acquire in-process technology and other expenses, which include direct and allocated expenses for laboratory, facilities and other costs.
We use our employee and infrastructure resources across multiple research and development programs directed toward developing our Translational Science Platform and for identifying, testing and developing product candidates. We manage certain activities such as contract research and manufacture of JTX-2011, JTX-4014 and our discovery programs through our third-party vendors.
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

Included below are external research and development and external clinical and regulatory costs for JTX-2011, JTX-4014 and our pre-development candidates:

	Year Ended December 31,
(in thousands)	2017	2016	2015
JTX-2011	$21,904	$8,887	$4,682
JTX-4014	6,460	1,481	—
Pre-development candidates	1,619	1,111	1,409
Total external research and development and clinical and regulatory costs	$29,983	$11,479	$6,091
Research and development activities account for a significant portion of our operating expenses. As we continue to implement our business strategy, we expect our research and development expenses to increase over the next several years. These expenses will increase as we:

•	continue our adaptive Phase I/II clinical trial with JTX-2011;

•	continue to identify and test potential combination agents to be studied with JTX-2011;

•	continue our IND enabling activities for JTX-4014 and advance this program into clinical trials for use in combination with our potential product candidates;

•	continue to develop and identify potential predictive biomarkers and complementary diagnostics and/or companion diagnostics for JTX-2011 and other potential product candidates;

•
continue to develop and enhance our Translational Science Platform and advance our early stage pipeline of immunotherapy programs including early research activities under our Celgene collaboration into later stages of development; and

•	increase our headcount to meet our evolving needs.
Product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.
General and Administrative Expenses
General and administrative expenses consist of salaries and personnel-related costs, including non-cash stock-based compensation expense, for our personnel in executive, business development, legal, finance and accounting, human resources and other administrative functions, consulting fees, facility costs not otherwise included in research and development expenses, fees paid for accounting and tax services and non-litigation legal costs. Non-litigation legal costs include general corporate legal fees, patent legal fees and related costs. We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities.
Other Income, Net
Other income, net, consists primarily of interest and investment income on our cash, cash equivalents and investments.
Other Financing Income, Net
Other financing income, net, consists primarily of changes in the fair value of tranche rights associated with our Series A convertible preferred stock. These tranche rights were terminated in April 2015.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification, or ASC, 605, Revenue Recognition. Accordingly, revenue is recognized when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the seller’s price to the buyer is fixed or determinable; and

•	collectability is reasonably assured.
Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in our consolidated balance sheets. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified as deferred revenue, current. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as deferred revenue, net of current portion.
Multiple-Element Arrangements
Determination of Units of Accounting
When evaluating multiple-element arrangements pursuant to ASC 605-25, Revenue Recognition—Multiple-Element Arrangements, we consider whether the deliverables under the arrangement represent separate units of accounting. This evaluation requires subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have standalone value, based on the consideration of the relevant facts and circumstances for each arrangement. The consideration received is allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate units. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. In assessing whether an item has standalone value, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner can use the deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s) and whether there are other vendors that can provide the undelivered element(s).
Under multiple-element arrangements, options are considered substantive if, at the inception of the arrangement, we are at risk as to whether the collaboration partner will choose to exercise the option. Factors that we consider in evaluating whether an option is substantive include the overall objective of the arrangement, the benefit the collaborator might obtain from the arrangement without exercising the option, the likelihood the option will be exercised, and the cost to exercise the option. When an option is considered substantive, we do not consider the option or item underlying the option to be a deliverable at the inception of the arrangement and the associated option fees are not included in the allocable arrangement consideration, assuming the option is not priced at a significant and incremental discount. When an option is not considered substantive, we would consider the option, including other deliverables contingent upon the exercise of the option, to be a deliverable at the inception of the arrangement and a corresponding amount would be included in the allocable arrangement consideration. In addition, if the price of the option includes a significant incremental discount, the discount inherent in the option price would be included as a deliverable at the inception of the arrangement.

Allocation of Arrangement Consideration
Arrangement consideration that is fixed or determinable is allocated among the separate units of accounting using the relative selling price method. Then, the applicable revenue recognition criteria in ASC 605-25 are applied to each of the separate units of accounting in determining the appropriate period and pattern of recognition. We determine the selling price of a unit of accounting following the hierarchy of evidence prescribed by ASC 605-25. Accordingly, we determine the estimated selling price for units of accounting within each arrangement using vendor-specific objective evidence, or VSOE, of selling price, if available, third-party evidence, or TPE, of selling price if VSOE is not available, or best estimate of selling price, or BESP, if neither VSOE nor TPE is available. We typically use BESP to estimate the selling price, since we generally do not have VSOE or TPE of selling price for our units of accounting. Determining the BESP for a unit of accounting requires significant judgment. In developing the BESP for a unit of accounting, we consider applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. We validate the BESP for units of accounting by evaluating whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple units of accounting.
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
We recognize the revenue amounts associated with research and development services and other service related deliverables ratably over the associated period of performance. If there is no discernible pattern of performance or objectively measurable performance measures do not exist, then we recognize revenue under the arrangement on a straight-line basis over the period we are expected to complete our performance obligations. If the pattern of performance in which the service is provided to the customer can be determined and objectively measurable performance exists, then we recognize revenue under the arrangement using the proportional performance method. Revenue recognized is limited to the lesser of the cumulative amount of payments received and the cumulative amount of revenue earned, as determined using the straight-line method or proportional performance, as applicable, as of each reporting period.
Recognition of Milestones and Royalties
At the inception of an arrangement that includes milestone payments, we evaluate whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether (i) the consideration is commensurate with either our performance to achieve the milestone or the enhancement of performance to achieve the milestone, (ii) the consideration relates solely to past performance and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone in making this assessment. There is considerable judgment involved in determining whether a milestone satisfies all of the criteria required to conclude that a milestone is substantive. In accordance with ASC 605-28, Revenue Recognition—Milestone Method, clinical and regulatory milestones that are considered substantive, recognized as revenue in their entirety upon successful accomplishment of the milestone, assuming all other revenue recognition criteria are met. Milestones that are not considered substantive are recognized as revenue over the remaining period of performance, assuming all other revenue recognition criteria are met. Revenue from commercial milestones payments are recorded as revenue upon achievement of the milestone, assuming all other recognition criteria are met.
Accrued Research and Development Expenses
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
Stock-based Compensation
We account for share-based payments in accordance with ASC 718, Compensation—Stock Compensation. ASC 718 requires all share-based payments to employees, including grants of employee stock options and restricted stock awards, to be recognized as expense in the consolidated statements of operations based on their grant date fair values. For stock options granted to employees and to members of our board of directors for their services on the board of directors, we estimate the grant date fair value of each stock option using the Black-Scholes option-pricing model. For restricted stock awards granted to employees, we estimate the grant date fair value of each award using intrinsic value, which is based on the value of the underlying common stock less any purchase price. For share-based payments subject to service-based vesting conditions, we recognize stock-based compensation expense equal to the grant date fair value of share-based payment on a straight-line basis over the requisite service period.

In accordance with the provisions of ASC 505-50, Equity-Based Payments to Non-Employees, share-based payments issued to non-employees are initially recorded at their grant date fair values, remeasured at each reporting date as they vest and expensed over the related service period.

The Black‑Scholes option pricing model requires the input of certain subjective assumptions, including (i) the calculation of expected term of the share-based payment, (ii) the risk‑free interest rate, (iii) the expected stock price volatility and (iv) the expected dividend yield. We use the simplified method as prescribed by SEC Staff Accounting Bulletin No. 107 to calculate the expected term for stock options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. We determine the risk‑free interest rate based on a treasury instrument whose term is consistent with the expected term of the stock options. Because there had been no public market for our common stock prior to the IPO, there is a lack of historical and implied volatility data. Accordingly, we base our estimates of expected volatility on the historical volatility of a group of publicly-traded companies with similar characteristics to us, including stage of product development and therapeutic focus within the life sciences industry. Historical volatility is calculated over a period of time commensurate with the expected term of the share-based payment. We use an assumed dividend yield of zero as we have never paid dividends on our common stock, nor do we expect to pay dividends on our common stock in the foreseeable future. We utilize similar Black-Scholes option-pricing model assumptions to value share-based payments issued to non-employees, except the contractual term of the share-based payment is utilized as the basis for the expected term assumption.
For share-based payments subject to performance-based vesting conditions, we record stock-based compensation expense over the remaining service period when we determine that achievement of the performance condition is probable. We evaluate whether the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. Stock-based compensation expense for awards subject to performance-based vesting conditions is recognized using the accelerated attribution method.
We account for forfeitures of all share-based payments when such forfeitures occur.
Determination of Fair Value of Common Stock on Grant Dates prior to our IPO
Due to the absence of an active market for our common stock prior to the commencement of trading of our common stock on the Nasdaq Global Select Market on January 27, 2017 in connection with our IPO, the estimated fair values of our common stock as of the grant dates prior to our IPO were determined using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, also known as the Practice Aid. Following our IPO, it is no longer necessary for us to estimate the fair value of our common stock in connection with our accounting for stock options or other equity awards, as the fair value of our common stock can be determined by reference to its closing price on The Nasdaq Global Select Market on the date of the applicable grant.
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

•
the prices of shares of our convertible preferred stock that we had sold to outside investors in arm’s length transactions, and the rights, preferences and privileges of that convertible preferred stock relative to our common stock;

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
Our common stock valuations as of June 30, 2016, September 30, 2016, November 30, 2016 and December 31, 2016 were prepared using PWERM. Our PWERM model consisted of three scenarios; a scheduled IPO, a delayed IPO or a deemed liquidation event.
Option Pricing Method
The OPM treats the rights of the holders of convertible preferred and common stock as equivalent to call options on the value of the enterprise above certain break points of value based upon the liquidation preferences of the holders of convertible preferred stock, as well as their rights to participation and conversion. Under this method, the common stock has value only if the funds available for distribution to the stockholders exceed the value of the liquidation preference(s) at the time of the liquidity event. The OPM uses the Black-Scholes option-pricing model. This model defines securities’ fair values as functions of the current fair value of a company and uses assumptions, such as the anticipated timing of a potential liquidity event, the estimated applicable risk-free rate and the estimated volatility of the equity securities.
The OPM back-solve approach was used to estimate enterprise value under the OPM. The OPM back-solve approach uses the OPM to derive the implied equity value for one type of equity security from a contemporaneous sale transaction involving another type of our equity securities. In the OPM, the assumed volatility factor was based on the historical trading volatility of our publicly-traded peer companies. At each valuation date, a determination was made by us as to the appropriate volatility to be used, considering such factors as the expected time to a liquidity event and our stage of development.
To derive the fair value of the common stock using the OPM, the proceeds to the common stockholders were calculated based on the preferences and priorities of the convertible preferred stock and common stock. We then applied a discount for lack of marketability to the common stock to account for the lack of access to an active public market.
PWERM
Under the PWERM method, the fair value of our common stock is estimated based upon an analysis of future values for our company, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock.
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
Income Taxes
Income taxes are recorded in accordance with ASC 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
We account for uncertain tax positions using a more-likely-than-not threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors, including, but not limited to, changes in the law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements included within Part IV, Item 15 of this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our business.
Results of Operations
Comparison of the Years Ended December 31, 2017 and 2016
The following table summarizes our results of operations for the years ended December 31, 2017 and 2016, along with the changes in those items in dollars:

	Year Ended December 31,
(in thousands)	2017	2016	$ Change
Revenue:
Collaboration revenue—related party	$71,644	$37,197	$34,447
Operating expenses:
Research and development	67,798	34,904	32,894
General and administrative	23,061	16,759	6,302
Total operating expenses	90,859	51,663	39,196
Other income, net	2,808	763	2,045
Loss before provision for income taxes	(16,407)	(13,703)	(2,704)
Provision for income taxes	36	—	36
Net loss	$(16,443)	$(13,703)	$(2,740)
Collaboration Revenue
Collaboration revenue for the years ended December 31, 2017 and 2016 was solely related to the recognition of the upfront payment we received under our Celgene Collaboration Agreement that was executed in July 2016.
Research and Development Expenses
The following table summarizes our research and development expenses for years ended December 31, 2017 and 2016:

	Year Ended December 31,
(in thousands)	2017	2016	$ Change
Employee compensation	$18,839	$13,569	$5,270
External research and development	16,297	7,617	8,680
External clinical and regulatory	13,686	3,862	9,824
Lab consumables	9,364	4,813	4,551
Consulting research	1,096	1,025	71
Facility costs	6,127	2,782	3,345
Other research	2,389	1,236	1,153
Total research and development expenses	$67,798	$34,904	$32,894

Research and development expenses increased by $32.9 million from $34.9 million for the year ended December 31, 2016 to $67.8 million for the year ended December 31, 2017. The increase in research and development expenses was primarily attributable to the following:

•
$5.3 million of increased employee compensation costs primarily attributable to increased headcount, offset by $1.3 million of decreased stock-based compensation expense related to the achievement of milestones during the year ended December 31, 2016 which triggered vesting of certain outstanding awards granted to non-employees;

•
$8.7 million of increased external research and development costs primarily attributable to the manufacture of pre-commercial clinical trial materials and related activities for JTX-2011, IND enabling activities related to JTX-4014 and external costs associated with our early discovery programs;

•	$9.8 million of increased external clinical and regulatory costs related to our JTX-2011 adaptive Phase I/II clinical trial, which commenced enrollment in August 2016;

•	$4.6 million of increased lab consumables costs primarily attributable to our increased research and development activities;

•
$3.3 million of increased facility costs, including expenses associated with the exit of our previous corporate headquarters, increased rent expense related to our new corporate headquarters, depreciation and maintenance costs; and

•
$1.2 million of increased other research costs, including travel-related expenses, software license costs, information technology expenses and achievement of certain development and technical milestones related to our license and collaboration agreements.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
(in thousands)	2017	2016	$ Change
Employee compensation	$9,055	$6,228	$2,827
Consulting	2,257	1,711	546
Legal fees	1,384	2,007	(623)
Facility costs	5,216	2,130	3,086
Other	5,149	2,638	2,511
Write-off of IPO costs	—	2,045	(2,045)
Total general and administrative expenses	$23,061	$16,759	$6,302
General and administrative expenses increased by $6.3 million from $16.8 million for the year ended December 31, 2016 to $23.1 million for the year ended December 31, 2017. The increase in general and administrative expenses was primarily attributable to the following:

•
$2.8 million of increased employee compensation costs primarily attributable to increased headcount, of which $1.1 million related to increased stock-based compensation expense, as well as increased recruiting costs;

•
$3.1 million of increased facility costs, including expenses associated with the exit of our previous corporate headquarters, increased rent expense related to our new corporate headquarters, depreciation and maintenance costs; and

•	$2.5 million of increased other costs primarily attributable to operating as a public company as well as increased headcount.
These increases were offset by the following decreases:

•	$0.6 million of decreased legal fees due to non-litigation related legal costs incurred in 2016 in connection with our business development activities; and

•
$2.0 million of legal and accounting costs written off during the year ended December 31, 2016 as a result of the postponement of our IPO. The IPO was originally postponed for a period significantly in excess of 90 days, and as a result, the previously-capitalized costs were written off to general and administrative expenses.

Other Income, net
Other income, net, increased by $2.0 million from $0.8 million for the year ended December 31, 2016 to $2.8 million for the year ended December 31, 2017. The change in other income, net is attributable to increased interest and investment income on our cash, cash equivalents and investments as a result of a full year of investment income on the upfront payment received under the Celgene Collaboration Agreement in August 2016, the net proceeds received from our IPO in February 2017 and an overall increased rate of return due to rising interest rates and the short-term nature of our investments.
Comparison of the Years Ended December 31, 2016 and 2015
The following table summarizes our results of operations for the years ended December 31, 2016 and 2015, along with the changes in those items in dollars:

	Year Ended December 31,
(in thousands)	2016	2015	$ Change
Revenue:
Collaboration revenue—related party	$37,197	$—	$37,197
Operating expenses:
Research and development	34,904	22,130	12,774
General and administrative	16,759	8,266	8,493
Total operating expenses	51,663	30,396	21,267
Other income, net	763	5	758
Other financing income, net	—	1,859	(1,859)
Net loss	(13,703)	(28,532)	14,829
Collaboration Revenue
Collaboration revenue for the year ended December 31, 2016 was solely related to the recognition of the upfront payment we received under our Celgene Collaboration Agreement that was executed in July 2016.

Research and Development Expenses
The following table summarizes our research and development expenses for years ended December 31, 2016 and 2015:

	Year Ended December 31,
(in thousands)	2016	2015	$ Change
Employee compensation	$13,569	$7,259	$6,310
External research and development	7,617	6,091	1,526
External clinical and regulatory	3,862	—	3,862
Lab consumables	4,813	4,972	(159)
Consulting research	1,025	1,254	(229)
Facility costs	2,782	1,953	829
Other research	1,236	601	635
Total research and development expenses	$34,904	$22,130	$12,774
Research and development expenses increased by $12.8 million from $22.1 million for the year ended December 31, 2015 to $34.9 million for the year ended December 31, 2016. The increase in research and development expenses was primarily attributable to the following:

•
$6.3 million of increased employee compensation costs primarily attributable to increased headcount, including $1.8 million of stock-based compensation expense related to the achievement of milestones during the year ended December 31, 2016 which triggered vesting of certain outstanding awards granted to non-employees;

•
$1.5 million of increased external research and development costs primarily attributable to the completion of IND enabling activities for JTX-2011, commencement of IND enabling activities related to JTX-4014 and external costs associated with our early discovery programs;

•	$3.9 million of increased external clinical and regulatory costs related to our JTX-2011 Phase I/II clinical trial, which commenced enrollment in August 2016; and

•	$0.8 million of increased facility costs, including rent, utilities, depreciation and maintenance costs.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
(in thousands)	2016	2015	$ Change
Employee compensation	$6,228	$3,779	$2,449
Consulting	1,711	771	940
Legal fees	2,007	661	1,346
Facility costs	2,130	1,472	658
Other	2,638	1,583	1,055
Write-off of IPO costs	2,045	—	2,045
Total general and administrative expenses	$16,759	$8,266	$8,493
General and administrative expenses increased by $8.5 million from $8.3 million for the year ended December 31, 2015 to $16.8 million for the year ended December 31, 2016. The increase in general and administrative expenses was primarily attributable to the following:

•	$2.4 million of increased employee compensation costs primarily attributable to increased headcount;

•	$0.9 million of increased consulting costs, including external recruiting, accounting and tax services;

•	$1.3 million of increased legal fees primarily attributable to non-litigation related legal costs incurred in 2016 in connection with our business development activities;

•	$0.7 million of increased facility costs, including rent, utilities, depreciation and maintenance costs;

•	$1.1 million of increased other costs, including information technology, audit and tax services; and

•
$2.0 million of legal and accounting costs written off in 2016 as a result of the postponement of our IPO. The IPO was originally postponed for a period significantly in excess of 90 days, and as a result, the previously-capitalized costs were written off to general and administrative expenses.

Other Income, net
Other income, net, increased by $0.8 million from less than $0.1 million for the year ended December 31, 2015 to $0.8 million for the year ended December 31, 2016. The change in other income, net is attributable to increased interest and investment income on our cash, cash equivalents and investments as a result of the investment of the upfront payment received under the Celgene Collaboration Agreement and the net proceeds received from our IPO.
Other Financing Income, net
Other financing income, net, of $1.9 million during the year ended December 31, 2015 was primarily related to the mark-to-market adjustments recorded on tranche rights associated with our Series A convertible preferred stock. These tranche rights were terminated with the final closing of our Series A convertible preferred stock financing in April 2015.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations through December 31, 2017 primarily through gross proceeds from private placements of our convertible preferred stock of $139.1 million, a non-refundable upfront payment of $225.0 million received in connection with the Celgene Collaboration Agreement and net proceeds from our IPO of $106.4 million. As of December 31, 2017, we had cash, cash equivalents and investments of $257.9 million.
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
Due to our significant research and development expenditures, we have generated substantial operating losses since inception. We have incurred an accumulated deficit of $89.6 million through December 31, 2017. We expect to incur substantial additional losses in the future as we expand our research and development activities and continue to advance our programs. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments of $257.9 million will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. However, we have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our capital resources sooner than we expect. The timing and amount of our operating expenditures will depend largely on:

•	the timing and progress of preclinical and clinical development activities;

•	the cost to access, acquire, or develop therapies to study in combination with our immunotherapies;

•	successful enrollment in and completion of clinical trials;

•	the cost to develop complementary diagnostics and/or companion diagnostics as needed for each of our development programs;

•	our ability to establish agreements with third-party manufacturers for clinical supply for our clinical trials and, if our product candidate is approved, commercial manufacturing;

•	the costs associated with the development of any additional product candidates we acquire through acquisition, third-party collaborations or identify through our Translational Science Platform;

•	our ability to maintain our current research and development programs and enhancement of our Translational Science Platform;

•	addition and retention of key research and development personnel;

•	our efforts to enhance operational, financial and information management systems, and hire additional personnel, including personnel to support development of our product candidates;

•	the legal patent costs involved in prosecuting patent applications and enforcing patent claims and other intellectual property claims;

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
Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net cash (used in) provided by:
Operating activities	$(90,738)	$179,688	$(25,739)
Investing activities	(38,021)	(215,508)	(2,142)
Financing activities	107,470	35,507	70,704
Net (decrease) increase in cash and cash equivalents	$(21,289)	$(313)	$42,823
Cash (Used in) Provided by Operating Activities
Net cash used in operating activities for the year ended December 31, 2017 was $90.7 million, compared to net cash provided by operating activities of $179.7 million for the year ended December 31, 2016. This net change of $270.4 million was primarily due to the $225.0 million upfront cash payment received upon the execution of the

Celgene Collaboration Agreement in July 2016, offset by an increase in our operating expenses and income tax payments made during the year ended December 31, 2017. The increase in operating expenses was primarily due to our increased headcount, increased clinical and regulatory costs related to our JTX-2011 adaptive Phase I/II clinical trial and increased external research and development costs.
Net cash provided by operating activities for the year ended December 31, 2016 was $179.7 million, compared to net cash used in operating activities of $25.7 million for the year ended December 31, 2015. This net change of $205.4 million was primarily due to the $225.0 million upfront cash payment received upon the execution of the Celgene Collaboration Agreement in July 2016, offset by an increase in our operating expenses during the year ended December 31, 2016.
Cash Used in Investing Activities
Net cash used in investing activities for the year ended December 31, 2017 was $38.0 million, compared to net cash used in investing activities of $215.5 million for the year ended December 31, 2016. Net cash used in investing activities decreased by $177.5 million primarily due to purchases of investments made during the year ended December 31, 2016 using the $225.0 million upfront cash payment received upon the execution of the Celgene Collaboration Agreement in July 2016. We purchased investments during the year ended December 31, 2017 using the net proceeds received from our IPO. Proceeds received from maturities and sales of investments during the year ended December 31, 2017 were either reinvested or used to fund our operations and to purchase property and equipment associated with our new corporate headquarters.
Net cash used in investing activities for the year ended December 31, 2016 was $215.5 million, compared to net cash used in investing activities of $2.1 million for the year ended December 31, 2015. Net cash used in investing activities increased by $213.4 million primarily due to purchases of investments made during the year ended December 31, 2016 using the $225.0 million upfront cash payment received upon the execution of the Celgene Collaboration Agreement in July 2016.
Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2017 was $107.5 million, compared to net cash provided by financing activities of $35.5 million for the year ended December 31, 2016. Cash provided by financing activities increased by $72.0 million primarily due to the receipt of $106.4 million of net proceeds from our IPO, after deducting underwriting discounts and commissions and other offering expenses paid by us. A portion of these offering expenses were paid during the year ended December 31, 2016. During the years ended December 31, 2016, we received $36.1 million of net proceeds from the sale of Series B-1 convertible preferred stock to Celgene.
Net cash provided by financing activities for the year ended December 31, 2016 was $35.5 million, compared to net cash provided by financing activities of $70.7 million for the year ended December 31, 2015. Net cash provided by financing activities decreased by $35.2 million primarily due to the receipt of $70.8 million of net proceeds from the sale of Series A convertible preferred stock and Series B convertible preferred stock during the year ended December 31, 2015 as compared to the receipt of $36.1 million of net proceeds from the sale of Series B-1 convertible preferred stock to Celgene during the year ended December 31, 2016.
Contractual Obligations
Our contractual obligations as of December 31, 2017 were as follows (in thousands):

(in thousands)	Total	2018	2019 and 2020	2021 and 2022	After 2022
Operating lease obligations (1)	$32,971	$4,139	$8,654	$9,182	$10,996
(1) Represents future minimum lease payments under our non-cancellable operating lease as of December 31, 2017
We have also entered into license and collaboration agreements with various third parties, all which are in the normal course of business. We have not included these future payments in the table of contractual obligations above since the contracts are cancellable at any time by us, generally upon 30 to 90 days prior written notice. The payment obligations under these license and collaboration agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones, or royalties on net product sales.
Under our license agreements, we could be required to make aggregate technical, clinical development and regulatory milestone payments of up to $13.2 million and low single-digit royalty payments based on a percentage of net sales of licensed products. As of December 31, 2017, we made $0.2 million in aggregate milestone payments under these license agreements.
Under certain of our collaboration agreements, we could be required to make aggregate technical, clinical development and regulatory milestones payments ranging from $12.5 million to $12.9 million per product candidate and low single-digit royalty payments based on a percentage of net sales on a product-by-product basis. As of December 31, 2017, we made $0.3 million in aggregate milestone payments under these certain collaboration agreements. Under a certain other collaboration agreement, we could be required to make aggregate technical, clinical development and regulatory milestones payments of $0.7 million. As of December 31, 2017, no milestone payments had been made under this certain other collaboration agreement.
Off-Balance Sheet Arrangements
We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
As of December 31, 2017, we had cash, cash equivalents and investments of $257.9 million. This amount was comprised of cash and cash equivalents of $23.6 million, short-term investments of $212.1 million and long-term investments of $22.2 million. Our cash and cash equivalents consist primarily of money market funds that are invested in U.S. Treasury obligations. Our short-term investments consist of corporate debt securities, U.S. Treasury obligations and government agency securities with an original maturity greater than ninety days and less than one year from the balance sheet date. Our long-term investments consist of corporate debt securities and government agency securities with maturities of greater than one year that are not expected to be used to fund current operations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of our cash equivalents and short-term investments and our conservative long-term investment approach, a sudden change in interest rates would not be expected to have material effect on our business, financial condition or results of operations.
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2017, 2016 or 2015.
Item 8. Financial Statements and Supplementary Data
The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found in Part IV, Item 15.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer, who is also our principal executive officer, and Chief Financial Officer, who is also our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, or persons performing similar functions, and effected by a company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of a company’s assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in the sections captioned “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017, which information is incorporated herein by reference.
We have adopted a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on the Corporate Governance section of our website, which is located at www.jouncetx.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K. We will provide any person, without charge, a copy of such Code of Business Conduct and Ethics upon written request, which may be mailed to 780 Memorial Drive, Cambridge, MA 02139, Attn: Corporate Secretary.
Item 11. Executive Compensation
The information required by this Item 11 will be included in the section captioned “Executive and Director Compensation” in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017, which information is incorporated herein by reference.
Item 12. Security Ownership of Certain of Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in the section captioned “Principal Stockholders” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item 13 will be included in the sections captioned “Corporate Governance” and “Transactions with Related Persons” in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017, which information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 will be included in the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017, which information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(1) Financial Statements
The following documents are included on pages F-1 through F-30 attached hereto and are filed as part of this Annual Report on Form 10-K.
(2) Financial Statement Schedules
Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.
(3) Exhibits
The exhibits filed or furnished as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the signatures, which Exhibit Index is incorporated herein by reference.
Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Jounce Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Jounce Therapeutics, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, convertible preferred stock, contingently redeemable common stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Boston, Massachusetts
March 8, 2018

Jounce Therapeutics, Inc.
Consolidated Balance Sheets
(amounts in thousands, except par value amounts)

	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$23,559	$44,848
Short-term investments	212,093	104,410
Prepaid expenses and other current assets	19,945	2,529
Total current assets	255,597	151,787
Property and equipment, net	16,151	7,241
Long-term investments	22,199	108,116
Other non-current assets	2,713	4,168
Total assets	$296,660	$271,312
Liabilities, convertible preferred stock, contingently redeemable common stock and stockholders’ equity (deficit):
Current liabilities:
Accounts payable	$2,849	$3,511
Accrued expenses	8,454	5,855
Deferred rent and lease incentive, current	61	720
Deferred revenue, current—related party	51,142	80,544
Other current liabilities	45	43
Total current liabilities	62,551	90,673
Deferred rent and lease incentive, net of current portion	1,955	1,452
Deferred revenue, net of current portion—related party	65,018	107,260
Other non-current liabilities	27	56
Total liabilities	129,551	199,441
Commitments and contingencies (Note 15)
Convertible preferred stock (Series A), $0.001 par value: No shares and 47,000 shares authorized, issued and outstanding at December 31, 2017 and 2016, respectively	—	47,112
Convertible preferred stock (Series B), $0.001 par value: No shares and 24,779 shares authorized, issued and outstanding at December 31, 2017 and 2016, respectively	—	55,849
Convertible preferred stock (Series B-1), $0.001 par value: No shares and 10,448 shares authorized, issued and outstanding at December 31, 2017 and 2016, respectively	—	36,077
Contingently redeemable common stock	—	1,921
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value: 5,000 shares and no shares authorized at December 31, 2017 and 2016, respectively; no shares issued or outstanding at December 31, 2017 or 2016	—	—
Common stock, $0.001 par value: 160,000 shares and 29,810 shares authorized at December 31, 2017 and 2016, respectively; 32,265 and 2,518 shares issued at December 31, 2017 and 2016, respectively; 32,249 and 2,424 shares outstanding at December 31, 2017 and 2016, respectively	32	2
Additional paid-in capital	257,101	4,515
Accumulated other comprehensive loss	(409)	(433)
Accumulated deficit	(89,615)	(73,172)
Total stockholders’ equity (deficit)	167,109	(69,088)
Total liabilities, convertible preferred stock, contingently redeemable common stock and stockholders’ equity (deficit)	$296,660	$271,312
The accompanying notes are an integral part of these consolidated financial statements.

Jounce Therapeutics, Inc.
Consolidated Statements of Operations
(amounts in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Collaboration revenue—related party	$71,644	$37,197	$—
Operating expenses:
Research and development	67,798	34,904	22,130
General and administrative	23,061	16,759	8,266
Total operating expenses	90,859	51,663	30,396
Operating loss	(19,215)	(14,466)	(30,396)
Other income, net:
Other income, net	2,808	763	5
Other financing income, net	—	—	1,859
Total other income, net	2,808	763	1,864
Loss before provision for income taxes	(16,407)	(13,703)	(28,532)
Provision for income taxes	36	—	—
Net loss	$(16,443)	$(13,703)	$(28,532)

Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(16,443)	$(13,703)	$(28,532)
Accretion of convertible preferred stock to redemption value	—	—	(1,011)
Loss on extinguishment of convertible preferred stock	—	—	(2,079)
Accrued dividends on Series A convertible preferred stock	(268)	(3,760)	(2,716)
Accrued dividends on Series B convertible preferred stock	(318)	(4,460)	(3,165)
Accrued dividends on Series B-1 convertible preferred stock	(208)	(1,215)	—
Net loss attributable to common stockholders	$(17,237)	$(23,138)	$(37,503)
Net loss per share attributable to common stockholders, basic and diluted	$(0.57)	$(11.00)	$(23.13)
Weighted-average common shares outstanding, basic and diluted	30,055	2,103	1,621
The accompanying notes are an integral part of these consolidated financial statements.

Jounce Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss
(amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(16,443)	$(13,703)	$(28,532)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	24	(433)	—
Comprehensive loss	$(16,419)	$(14,136)	$(28,532)
The accompanying notes are an integral part of these consolidated financial statements.

Jounce Therapeutics, Inc.
Consolidated Statements of Convertible Preferred Stock, Contingently Redeemable Common Stock and Stockholders’ (Deficit) Equity
(amounts in thousands)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Contingently Redeemable Common Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount
Balance at December 31, 2014	32,000	$27,313	—	$—	—	$—	$152	1,414	$2	$3	$—	$(28,005)	$(28,000)
Issuances of Series A convertible preferred stock, net of issuance costs of $16	15,000	14,984	—	—	—	—	—	—	—	—	—	—	—
Reclassification of tranche rights upon issuance of preferred stock	—	1,725	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs of $151	—	—	24,779	55,849	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—	—	6	—	3	—	—	3
Vesting of restricted common stock	—	—	—	—	—	—	—	413	—	10	—	—	10
Stock-based compensation expense	—	—	—	—	—	—	503	—	—	849	—	—	849
Accretion of preferred stock to redemption value	—	1,011	—	—	—	—	—	—	—	(158)	—	(853)	(1,011)
Extinguishment of Series A convertible preferred stock	—	2,079	—	—	—	—	—	—	—	—	—	(2,079)	(2,079)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(28,532)	(28,532)
Balance at December 31, 2015	47,000	47,112	24,779	55,849	—	—	655	1,833	2	707	—	(59,469)	(58,760)
Issuance of Series B-1 convertible preferred stock, net of issuance costs of $74	—	—	—	—	10,448	36,077	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—	—	53	—	50	—	—	50
Vesting of restricted common stock	—	—	—	—	—	—	—	538	—	35	—	—	35
Stock-based compensation expense	—	—	—	—	—	—	1,266	—	—	3,723	—	—	3,723
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(433)	—	(433)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(13,703)	(13,703)
Balance at December 31, 2016	47,000	47,112	24,779	55,849	10,448	36,077	1,921	2,424	2	4,515	(433)	(73,172)	(69,088)
Issuance of common stock from initial public offering, net of issuance costs of $2,529	—	—	—	—	—	—	—	7,320	7	106,381	—	—	106,388
Conversion of convertible preferred stock into common stock upon closing of initial public offering	(47,000)	(47,112)	(24,779)	(55,849)	(10,448)	(36,077)	—	22,284	23	139,015	—	—	139,038
Reclassification of restricted stock awards upon termination of put option	—	—	—	—	—	—	(2,191)	—	—	2,191	—	—	2,191
Exercise of common stock options	—	—	—	—	—	—	—	144	—	462	—	—	462
Vesting of restricted common stock	—	—	—	—	—	—	—	77	—	32	—	—	32
Stock-based compensation expense	—	—	—	—	—	—	270	—	—	4,505	—	—	4,505
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	—	—	—	—	—	—	(16,443)	(16,443)
Balance at December 31, 2017	—	$—	—	$—	—	$—	$—	32,249	$32	$257,101	$(409)	$(89,615)	$167,109
The accompanying notes are an integral part of these consolidated financial statements.

Jounce Therapeutics, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net loss	$(16,443)	$(13,703)	$(28,532)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	4,775	4,989	1,352
Depreciation expense	4,422	1,944	1,470
Change in other financing income, net	—	—	(1,859)
Net amortization of premiums and discounts on investments	1,172	327	—
Loss on disposal of property and equipment	75	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(17,416)	(1,979)	(23)
Other non-current assets	(16)	(527)	(99)
Accounts payable	373	(312)	673
Accrued expenses and other current liabilities	4,120	953	1,929
Deferred revenue—related party	(71,644)	187,804	—
Other non-current liabilities	—	—	(28)
Deferred rent	(156)	192	(622)
Net cash (used in) provided by operating activities	(90,738)	179,688	(25,739)
Investing activities:
Purchases of investments	(179,874)	(213,286)	—
Proceeds from maturities of investments	141,322	—	—
Proceeds from sales of investments	15,638	—	—
Purchases of property and equipment	(15,107)	(2,222)	(2,202)
Change in restricted cash	—	—	60
Net cash used in investing activities	(38,021)	(215,508)	(2,142)
Financing activities:
Proceeds from the issuance of Series A convertible preferred stock and Tranche Rights, net of issuance costs	—	—	14,984
Proceeds from the issuance of Series B convertible preferred stock, net of issuance costs	—	—	55,849
Proceeds from the issuance of Series B-1 convertible preferred stock, net of issuance costs	—	36,077	—
Proceeds from initial public offering of common stock, net of issuance costs	107,008	—	—
Proceeds from exercise of stock options and purchases of restricted stock	462	50	112
Cash paid for issuance costs	—	(620)	(241)
Net cash provided by financing activities	107,470	35,507	70,704
Net (decrease) increase in cash and cash equivalents	(21,289)	(313)	42,823
Cash and cash equivalents, beginning of period	44,848	45,161	2,338
Cash and cash equivalents, end of period	$23,559	$44,848	$45,161
Non-cash investing and financing activities:
Accretion of convertible preferred stock to redemption value	$—	$—	$1,011
Reclassification of preferred stock tranche liability upon settlement	$—	$—	$1,725
Purchases of property and equipment in accounts payable and accrued expenses	$170	$1,870	$22
Issuance costs in accounts payable and accrued expenses	$—	$850	$1,580
Supplemental cash flow information:
Cash paid for income taxes	$16,750	$—	$—

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
The Company’s most advanced product candidate, JTX-2011, is a clinical-stage monoclonal antibody that binds to and activates the Inducible T cell CO-Stimulator, or ICOS, a protein on the surface of certain T cells commonly found in many solid tumors. The Company submitted an Investigational New Drug Application for JTX-2011 to the Food and Drug Administration in July 2016 and began the Phase I portion of its JTX-2011 adaptive Phase I/II clinical trial in patients with solid tumors in August 2016. In June 2017, the Company presented preliminary safety, pharmacodynamic and pharmacokinetic data from the Phase I portion of this clinical trial as well as the recommended dose for the Phase II monotherapy cohorts at the 2017 American Society of Clinical Oncology Annual Meeting.
In April 2017, the Company began the monotherapy cohorts of the Phase II portion of this clinical trial, which evaluate JTX-2011 as a monotherapy in at least three tumor-specific cohorts, including head and neck squamous cell cancer (“HNSCC”), non-small cell lung cancer (“NSCLC”), gastric cancer, non-indication specific solid tumors and additional tumor types identified through its Translational Science Platform. In July 2017, the Company began the combination cohorts of the Phase II portion of this clinical trial, which evaluate JTX-2011 in combination with nivolumab in at least six tumor types, including HNSCC, NSCLC, triple negative breast cancer, melanoma, gastric cancer and additional tumor types identified through its Translational Science Platform. The Company expects to provide preliminary efficacy data in the second quarter of 2018.
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
Upon completion of the IPO, all outstanding preferred stock was automatically converted into an aggregate of 22,283,690 shares of common stock. In connection with the IPO, the board of directors and the stockholders of the Company approved a one-for-3.69 reverse stock split of the Company’s issued and outstanding common stock. The reverse stock split became effective on January 13, 2017. All share and per share amounts in the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.
The Company has incurred losses in each annual period since its inception and had an accumulated deficit of $89.6 million as of December 31, 2017. The Company expects to continue to incur significant losses for the foreseeable future. As of December 31, 2017, the Company had cash, cash equivalents, and investments of $257.9 million. The Company expects that its existing cash, cash equivalents, and investments will enable it to fund its expected operating expenses and capital expenditure requirements for at least 24 months from March 8, 2018, the filing date of this Annual Report on Form 10-K. The Company expects to finance its future cash needs through a combination of equity or debt financings and collaboration arrangements, including cash inflows from its Master Research and Collaboration Agreement (the “Celgene Collaboration Agreement”) with Celgene Corporation (“Celgene”).
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Jounce Therapeutics, Inc. and its wholly-owned subsidiary, Jounce Mass Securities, Inc., which was established in July 2016. All intercompany transactions and balances have been eliminated in consolidation.

Segment Information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company and the Company’s chief operating decision maker, the Company’s chief executive officer, views the Company’s operations and manages its business as a single operating segment. The Company operates only in the United States.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates which include, but are not limited to, estimates related to the period of performance for units of accounting identified under the Celgene Collaboration Agreement, accrued research and development expenses, stock-based compensation and income taxes. The Company bases its estimates on historical experience and other market specific or other relevant assumptions it believes to be reasonable under the circumstances. Actual results could differ from those estimates.
Prior to the completion of the IPO, the Company utilized significant estimates and assumptions in determining the fair value of its common stock. The Company determined the estimated fair value of its common stock based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector, the prices at which the Company sold shares of its convertible preferred stock and the superior rights and preferences of the convertible preferred stock in relation to the Company’s common stock. The Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation (the “AICPA Practice Aid”) to estimate the fair value of its common stock. These methodologies included the option pricing method utilizing the backsolve method, which is a form of the market approach defined in the AICPA Practice Aid, and the probability-weighted expected return method based upon the probability of occurrence of certain future liquidity events such as an IPO or sale of the Company. Each valuation methodology included estimates and assumptions that required the Company’s judgment. Significant changes to the key assumptions used in the valuations could have resulted in different fair values of the Company’s common stock at each valuation date.
Fair Value of Financial Instruments
Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.
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

•
Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
Cash Equivalents
Cash equivalents are highly-liquid investments that are readily convertible into cash with original maturities of three months or less when purchased. These assets include investment in money market funds that invests in U.S. Treasury obligations.
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
Restricted Cash
Restricted cash as of December 31, 2017 and 2016 is comprised of amounts held as security deposits in the form of letters of credit for the Company’s leased facilities. If restrictions are expected to be lifted within the next twelve months, the restricted cash account is classified as current.
Property and Equipment, Net
Property and equipment is recorded at cost and consists of laboratory equipment, furniture and office equipment, computer equipment, leasehold improvements, and construction in progress. The Company capitalizes property and equipment that is acquired for research and development activities and that has alternate future use. Expenditures for maintenance and repairs are recorded to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. Leasehold improvements are depreciated over the lesser of their useful life or the term of the lease. Depreciation is calculated over the estimated useful lives of the assets using the straight-line method.
Impairment of Long-lived Assets
The Company reviews its property and equipment whenever events or changes in circumstances indicate that the carrying value of certain assets might not be recoverable and recognizes an impairment loss when it is probable that an asset’s realizable value is less than the carrying value.
Deferred Financing Costs
The Company capitalizes deferred financing costs, which primarily consists of direct, incremental legal and accounting fees relating to the Company’s financing activities, within other non-current assets. Deferred financing costs are typically offset against financing proceeds received upon the consummation of an offering.
As of the December 31, 2016, the Company had capitalized $1.5 million in deferred financing costs related to its IPO. These deferred financing costs were subsequently reclassified to stockholders’ equity (deficit) upon the completion of the IPO in February 2017.
Revenue Recognition
The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Accordingly, revenue is recognized when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the seller’s price to the buyer is fixed or determinable; and

•	collectability is reasonably assured.
Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in the Company’s consolidated balance sheets. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified as deferred revenue, current. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as deferred revenue, net of current portion.
Multiple-Element Arrangements
Determination of Units of Accounting
When evaluating multiple-element arrangements pursuant to ASC 605-25, Revenue Recognition—Multiple-Element Arrangements, the Company considers whether the deliverables under the arrangement represent separate units of accounting. This evaluation requires subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have standalone value, based on the consideration of the relevant facts and circumstances for each arrangement. The consideration received is allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate units. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. In assessing whether an item has standalone value, the Company considers factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can use the deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s) and whether there are other vendors that can provide the undelivered element(s).
Under multiple-element arrangements, options are considered substantive if, at the inception of the arrangement, the Company is at risk as to whether the collaboration partner will choose to exercise the option. Factors that the Company considers in evaluating whether an option is substantive include the overall objective of the arrangement, the benefit the collaborator might obtain from the arrangement without exercising the option, the likelihood the option will be exercised, and the cost to exercise the option. When an option is considered substantive, the Company does not consider the option or item underlying the option to be a deliverable at the inception of the arrangement and the associated option fees are not included in the allocable arrangement consideration, assuming the option is not priced at a significant and incremental discount. When an option is not considered substantive, the Company would consider the option, including other deliverables contingent upon the exercise of the option, to be a deliverable at the inception of the arrangement and a corresponding amount would be included in the allocable arrangement consideration. In addition, if the price of the option includes a significant incremental discount, the discount inherent in the option price would be included as a deliverable at the inception of the arrangement.
Allocation of Arrangement Consideration
Arrangement consideration that is fixed or determinable is allocated among the separate units of accounting using the relative selling price method. Then, the applicable revenue recognition criteria in ASC 605-25 are applied to each of the separate units of accounting in determining the appropriate period and pattern of recognition. The Company determines the selling price of a unit of accounting following the hierarchy of evidence prescribed by ASC 605-25. Accordingly, the Company determines the estimated selling price for units of accounting within each arrangement using vendor-specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”) of selling price if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. The Company typically uses BESP to estimate the selling price, since it generally does not have VSOE or TPE of selling price for its units of accounting. Determining the BESP for a unit of accounting requires significant judgment. In developing the BESP for a unit of accounting, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validates the BESP for units of accounting by evaluating whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple units of accounting.
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
Recognition of Milestones and Royalties
At the inception of an arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether (i) the consideration is commensurate with either the Company’s performance to achieve the milestone or the enhancement of performance to achieve the milestone, (ii) the consideration relates solely to past performance and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone in making this assessment. There is considerable judgment involved in determining whether a milestone satisfies all of the criteria required to conclude that a milestone is substantive. In accordance with ASC 605-28, Revenue Recognition—Milestone Method, clinical and regulatory milestones that are considered substantive, recognized as revenue in their entirety upon successful accomplishment of the milestone, assuming all other revenue recognition criteria are met. Milestones that are not considered substantive are recognized as revenue over the remaining period of performance, assuming all other revenue recognition criteria are met. Revenue from commercial milestones payments are recorded as revenue upon achievement of the milestone, assuming all other recognition criteria are met.
Research and Development Expenses
Expenditures relating to research and development are expensed as incurred. Research and development expenses include external expenses incurred under arrangements with third parties, academic and non-profit institutions and consultants; salaries and personnel-related costs, including non-cash stock-based compensation expense; license fees to acquire in-process technology and other expenses, which include direct and allocated expenses for laboratory, facilities and other costs.
Intellectual Property Expenses
The Company expenses costs associated with intellectual property-related matters as incurred and classifies such costs as general and administrative expenses within the consolidated statements of operations.
Stock-based Compensation
The Company accounts for share-based payments in accordance with ASC 718, Compensation—Stock Compensation. ASC 718 requires all share-based payments to employees, including grants of employee stock options and restricted stock awards, to be recognized as expense in the consolidated statements of operations based on their grant date fair values. For stock options granted to employees and to members of the Company’s

Board of Directors for their services on the Board of Directors, the Company estimates the grant date fair value of each stock option using the Black-Scholes option-pricing model. For restricted stock awards granted to employees, the Company estimates the grant date fair value of each award using intrinsic value, which is based on the value of the underlying common stock less any purchase price. For share-based payments subject to service-based vesting conditions, the Company recognizes stock-based compensation expense equal to the grant date fair value of share-based payment on a straight-line basis over the requisite service period.

In accordance with the provisions of ASC 505-50, Equity-Based Payments to Non-Employees, share-based payments issued to non-employees are initially recorded at their grant date fair values, remeasured at each reporting date as they vest and expensed over the related service period.

The Black‑Scholes option pricing model requires the input of certain subjective assumptions, including (i) the calculation of expected term of the share-based payment, (ii) the risk‑free interest rate, (iii) the expected stock price volatility and (iv) the expected dividend yield. The Company uses the simplified method as proscribed by SEC Staff Accounting Bulletin No. 107 to calculate the expected term for stock options granted to employees as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The Company determines the risk‑free interest rate based on a treasury instrument whose term is consistent with the expected term of the stock options. Because there had been no public market for the Company’s common stock prior to the IPO, there is a lack of Company‑specific historical and implied volatility data. Accordingly, the Company bases its estimates of expected volatility on the historical volatility of a group of publicly-traded companies with similar characteristics to itself, including stage of product development and therapeutic focus within the life sciences industry. Historical volatility is calculated over a period of time commensurate with the expected term of the share-based payment. The Company uses an assumed dividend yield of zero as the Company has never paid dividends on its common stock, nor does it expect to pay dividends on its common stock in the foreseeable future. The Company utilizes similar Black-Scholes option-pricing model assumptions to value share-based payments issued to non-employees, except the contractual term of the share-based payment is utilized as the basis for the expected term assumption.
For share-based payments subject to performance-based vesting conditions, the Company records stock-based compensation expense over the remaining service period when it determines that achievement of the performance condition is probable. The Company evaluates whether the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. Stock-based compensation expense for awards subject to performance-based vesting conditions is recognized using the accelerated attribution method.
The Company accounts for forfeitures of all share-based payments when such forfeitures occur.
Income Taxes
Income taxes are recorded in accordance with ASC 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company accounts for uncertain tax positions using a more-likely-than-not threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors, including, but not limited to, changes in the law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position.
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) for all periods presented consists solely of unrealized gain (loss) on available-for-sale securities.

Net Loss per Share
Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of share common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common equivalent shares outstanding for the period, including any dilutive effect from convertible preferred stock, outstanding stock options or unvested restricted common stock.
The Company follows the two-class method when computing net loss per share for periods when issued shares that meet the definition of participating securities are outstanding. The two-class method calls for the calculation of net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders to be allocated between common and participating securities based upon their respective rights to received dividends as if all income for the period had been distributed. Net losses are not allocated to the Company’s preferred stockholders as they do not have an obligation to share in the Company’s net losses.
Concentrations of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash, cash equivalents and investments. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s cash equivalents and investments are comprised of money market funds that are invested in U.S. Treasury obligations, corporate debt securities, U.S. Treasury obligations and government agency securities. Credit risk in these securities is reduced as a result of the Company’s investment policy to limit the amount invested in any single issuer and to only invest in securities of a high credit quality.
The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. This guidance was originally effective for interim and annual periods beginning after December 15, 2016 and allowed for adoption using a full retrospective method, or a modified retrospective method. Early adoption was originally not permitted. Subsequent to the issuance of ASU 2014-09, the FASB also issued the following updates related to ASC 606, Revenue from Contracts with Customers:

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

The Company will adopt ASC 606 effective January 1, 2018 under the modified retrospective method. The modified retrospective method requires that the cumulative effect of initially applying ASC 606 be recognized as an adjustment to the opening balance of retained earnings or accumulated deficit of the annual period that includes the date of initial application. Accordingly, during the first quarter of 2018, the Company currently expects to record an increase to the opening balance of accumulated deficit and a corresponding increase to deferred revenue. This cumulative adjustment is primarily attributable to the transition from recognizing revenue on a straight-line basis over the estimated performance period for each unit of accounting under ASC 605 to recognizing revenue on a proportional performance basis under ASC 606. As part of the adoption of ASC 606, the Company has implemented new processes to objectively measure the performance under the Celgene Collaboration Agreement.  The Company will complete these processes in the first quarter of 2018, upon adoption of the new standard.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. The new standard includes a short-term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance. The new standard will be effective beginning January 1, 2019, and early adoption is permitted for public entities. The Company is currently evaluating the potential impact that ASU 2016-02 may have on the consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock-based compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the consolidated statements of cash flows. The Company adopted ASU 2016-09 effective January 1, 2017, and the Company has elected to apply the simplification guidance related to the accounting for forfeitures. Accordingly, the Company will recognize gross stock-based compensation expense with actual forfeitures recognized as they occur. This simplification guidance related to the accounting for forfeitures is applied using a modified retrospective transition method. As forfeitures previously estimated by the Company through the year ended December 31, 2016 were not material, there was not a material cumulative-effect adjustment to accumulated deficit upon adoption of this guidance. The adoption of ASU 2016-09 also requires all excess tax benefits and tax deficiencies related to share-based payments to be recorded in the consolidated statements of operations. The adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements as the increase in net deferred tax assets is offset by a corresponding increase in the deferred tax asset valuation allowance.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how entities present certain types of cash transactions in the statement of cash flows. This guidance also clarifies how the predominance principle should be applied when classifying cash receipts and cash payments that have attributes of more than one class of cash flows. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company does not anticipate a material impact to the consolidated financial statements as a result of the adoption of this guidance.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which will require entities to show the change in the total of cash, cash equivalents, restricted cash and restricted cash equivalents within the statement of cash flows. As a result, entities will no longer separately present transfers between unrestricted cash and restricted cash. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and early adoption is permitted. The Company does not anticipate a material impact to the consolidated financial statements as a result of the adoption of this guidance.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This guidance is intended to provide clarity and reduce diversity in practice as to when changes to the terms or conditions of share-based payments are accounted for as modifications. Under this new guidance, entities will apply modification accounting if the fair value, vesting conditions or classification of the award changes. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and early adoption is permitted. The guidance per ASU 2017-09 is to be adopted prospectively to an award modified on or after the adoption date. The Company does not anticipate a material impact to the consolidated financial statements as a result of the adoption of this guidance.
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
The Company received a non-refundable upfront cash payment of $225.0 million upon the execution of the Celgene Collaboration Agreement. The Company also received $36.1 million from the sale of 10,448,100 shares of Series B-1 convertible preferred stock (“Series B-1 Preferred Stock”) upon the execution of a Series B-1 Preferred Stock Purchase Agreement with Celgene, which shares converted into 2,831,463 shares of common stock upon the completion of the IPO. If Celgene elects to exercise any of the program options, Celgene will pay the Company an option-exercise fee of $10.0 million to $60.0 million that varies by program, with an aggregate of $182.5 million if Celgene exercises all six program options. The initial research term of the collaboration is four years, which can be extended, at Celgene’s option, annually for up to three additional years for additional consideration that ranges from $30.0 million to $45.0 million per year, for an aggregate of $120.0 million if the term is extended for an additional three years.
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
Exercise of Options
Celgene may exercise its option for a program at any time until the expiration of an option term for that program. For each program, the option term ends 45 to 60 days following Celgene’s receipt of a data package that includes certain information relating to the program’s research and development activities. The data package for a program may be delivered to Celgene after the applicable development milestone for such program has been achieved. Depending on the program, the applicable development milestone is (i) IND acceptance, (ii) availability of certain Phase 1a data, or (iii) availability of certain Phase I/II data. If Celgene fails to exercise its option during the option term for a program, the Company will continue to retain all rights to such program. If Celgene exercises its option for a program other than JTX-4014, then the Company will enter into a Co-Co Agreement with Celgene for such program in substantially the form attached to the agreement as an exhibit.
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
During the years ended December 31, 2017 and 2016, the Company recognized as revenue $71.6 million and $37.2 million, respectively, of the $225.0 million upfront payment received under the Celgene Collaboration Agreement. As of December 31, 2017, the Company has $116.2 million of deferred revenue, which is classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized.
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

The carrying amounts reflected in the consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.
Assets measured at fair value on a recurring basis as of December 31, 2017 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$21,059	$21,059	$—	$—
Investments:
Corporate debt securities	65,173	—	65,173	—
U.S. Treasuries	110,948	110,948	—	—
Government agency securities	58,171	58,171	—	—
Totals	$255,351	$190,178	$65,173	$—
Assets measured at fair value on a recurring basis as of December 31, 2016 were as follows (in thousands):

	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$44,848	$44,848	$—	$—
Investments:
Corporate debt securities	92,408	—	92,408	—
U.S. Treasuries	120,118	120,118	—	—
Totals	$257,374	$164,966	$92,408	$—
There were no changes in valuation techniques or transfers between the fair value measurement levels during the years ended December 31, 2017 or 2016. There were no liabilities measured at fair value on a recurring basis as of December 31, 2017 or 2016.
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

Cash equivalents, short-term investments and long-term investments as of December 31, 2017 were comprised as follows (in thousands):

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$21,059	$—	$—	$21,059
Corporate debt securities	58,136	—	(64)	58,072
U.S. Treasuries	111,049	—	(101)	110,948
Government agency securities	43,204	—	(131)	43,073
Total cash equivalents and short-term investments	233,448	—	(296)	233,152
Long-term investments:
Corporate debt securities	7,117	—	(16)	7,101
Government agency securities	15,195	—	(97)	15,098
Total long-term investments	22,312	—	(113)	22,199
Total cash equivalents and investments	$255,760	$—	$(409)	$255,351
Cash equivalents, short-term investments and long-term investments as of December 31, 2016 were comprised as follows (in thousands):

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$44,848	$—	$—	$44,848
Corporate debt securities	92,549	—	(141)	92,408
U.S. Treasuries	12,020	—	(18)	12,002
Total cash equivalents and short-term investments	149,417	—	(159)	149,258
Long-term investments:
U.S. Treasuries	108,390	—	(274)	108,116
Total long-term investments	108,390	—	(274)	108,116
Total cash equivalents and investments	$257,807	$—	$(433)	$257,374
As of December 31, 2017 and 2016, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $113.9 million and $192.3 million, respectively. As of December 31, 2017, the aggregate fair value of securities that were in an unrealized loss position for more than twelve months was $107.9 million. The Company did not hold any securities in an unrealized loss position for more than twelve months as of December 31, 2016. As of December 31, 2017, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of December 31, 2017.
There were no realized gains or losses on available-for-sale securities during the years ended December 31, 2016 or 2015. There were immaterial realized gains and losses on available-for-sale securities during the year ended December 31, 2017.

6.     Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of December 31, 2017 and 2016 were comprised as follows (in thousands):

	December 31,
	2017	2016
Prepaid expenses	$2,196	$1,310
Taxes receivable	16,737	—
Interest receivable on investments	969	709
Other current assets	43	510
Total prepaid expenses and other current assets	$19,945	$2,529
Taxes receivable as of December 31, 2017 were comprised of federal and state income tax payments for which the Company expects to be refunded during the year ended December 31, 2018.
7.     Restricted Cash
As of December 31, 2017 and 2016, the Company maintained non-current restricted cash of $1.3 million and $1.5 million, respectively. Such amounts were comprised of letters of credit for the Company’s leased facilities.
8.     Property and Equipment, Net
Property and equipment, net as of December 31, 2017 and 2016 was comprised as follows (in thousands):

	Estimated Useful Life (in Years)	December 31,
		2017	2016
Laboratory equipment	5	$9,409	$6,275
Furniture and office equipment	4	1,038	226
Computer equipment	3	1,380	492
Leasehold improvements	Shorter of useful life or remaining lease term	8,498	3,997
Construction in progress		—	1,048
Total property and equipment, gross		20,325	12,038
Less: accumulated depreciation		(4,174)	(4,797)
Total property and equipment, net		$16,151	$7,241
Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $4.4 million, $1.9 million and $1.5 million, respectively.
9.     Accrued Expenses
Accrued expenses as of December 31, 2017 and 2016 were comprised as follows (in thousands):

	December 31,
	2017	2016
Employee compensation and benefits	$3,683	$2,651
External research and professional services	4,647	1,923
Lab consumables and other	124	1,281
Total accrued expenses	$8,454	$5,855
10.   Common Stock
The Company is authorized to issue 160,000,000 shares of common stock. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors.

As of December 31, 2017 and 2016, the Company had reserved for future issuance the following number of shares of common stock (in thousands):

	December 31,
	2017	2016
Shares reserved for Series A convertible preferred stock outstanding	—	12,737
Shares reserved for Series B convertible preferred stock outstanding	—	6,715
Shares reserved for Series B-1 convertible preferred stock outstanding	—	2,831
Shares reserved for vesting of restricted stock awards	16	94
Shares reserved for exercises of outstanding stock options	4,868	4,290
Shares reserved for future issuances under the 2017 Stock Incentive Plan	1,032	244
Total shares reserved for future issuance	5,916	26,911
11.   Preferred Stock
Series A Preferred Stock
At various closing dates during the years ended December 31, 2015, 2014 and 2013, the Company issued 47,000,000 shares of Series A convertible preferred stock (“Series A Preferred Stock”) for $1.00 per share. The shares were issued in exchange for cash proceeds of $44.6 million, net of issuance costs of $0.1 million, and the exchange of approximately $2.3 million in outstanding convertible promissory notes, including accrued interest.
Tranche Rights Issued with Series A Preferred Stock
Included in the terms of the Series A Preferred Stock Purchase Agreement were certain tranche rights (the “Tranche Rights”). The Tranche Rights obligated the investors in Series A Preferred Stock to purchase, and the Company to sell, an additional 10,000,000 shares of Series A Preferred Stock at $1.00 per share contingent upon the initiation of certain research and development programs and initiation of translational science (“Tranche Right I”). In addition, the investors were obligated to purchase, and the Company was obligated to sell, an additional 20,000,000 shares of Series A Preferred Stock upon developing product candidates and achieving certain clinical milestones (“Tranche Right II”). In addition, the Tranche Rights provided the investors with the ability to purchase these additional shares at their option at any time. The Tranche Rights were transferable by the investors, subject to approval by the Company’s Board of Directors.
The Company concluded that the Tranche Rights met the definition of a freestanding financial instrument, as the Tranche Rights were legally detachable and separately exercisable from the Series A Preferred Stock. Therefore, the Company allocated the net proceeds between the Tranche Rights and the Series A Preferred Stock. Since the Series A Preferred Stock was contingently redeemable upon the occurrence of a deemed liquidation event, the Tranche Rights were classified as an asset or liability under ASC 480, Distinguishing Liabilities from Equity, and were initially recorded at fair value. The Tranche Rights were measured at fair value at each reporting period. Since the Tranche Rights were subject to fair value accounting, the Company allocated the proceeds to the Tranche Rights based on the fair value at the date of issuance with the remaining proceeds being allocated to the Series A Preferred Stock. The estimated fair value of the Tranche Rights was determined using a probability-weighted present value model that considered the probability of closing a tranche, the estimated future value of Series A Preferred Stock at each closing and the investment required at each closing. Future values were converted to present value using a discount rate appropriate for probability-adjusted cash flows.
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
In February 2014, the Company amended the Tranche Rights, which changed the amount and timing of the subsequent closings related to Tranche Right I and Tranche Right II. The shares associated with Tranche Right I were increased by 5,000,000 to 15,000,000, and the shares associated with Tranche Right II were decreased by 5,000,000 to 15,000,000. The purchase price per share remained unchanged at $1.00. Additionally, upon the achievement of the specified milestones, Tranche Right I and Tranche Right II would each be closed in two separate transactions whereby 50% of the commitment would be closed upon the achievement of the milestones and the remaining 50% commitment would be closed within six months of achieving the milestones. As a result of these modified Tranche Rights, the Company recognized income of $3.4 million related to the mark-to-market adjustment at the time of the amendment.
The Company issued 15,000,000 additional shares under Tranche Right I in two separate closings during the year ended December 31, 2014 for total proceeds of $15.0 million, net of issuance costs. Prior to each closing, any changes in the value of Tranche Right I were recorded as other financing income, net. The fair value of the portion of the Tranche Right I settled at each closing was reclassified to Series A Preferred Stock.
In January 2015 and April 2015, Tranche Right II was settled in two separate closings, prior to achieving the contingent milestones. The Company recognized income of $1.9 million related to the mark-to-market of Tranche Right II during the year ended December 31, 2015, which was recorded within other financing income, net. The fair value of the Tranche Right II settled at closing was reclassified to Series A Preferred Stock. The initial carrying amount of the Series A Preferred Stock issued upon the closing of Tranche Right II amounted to approximately $16.7 million, which exceeded the redemption value of $15.0 million. Therefore, the carrying value was not subsequently adjusted until such time as the redemption value exceeded the initial carrying amount.
Series A Preferred Stock Extinguishment
In April 2015, in connection with the issuance of shares of Series B convertible preferred stock (“Series B Preferred Stock”), the rights and preferences of the Series A Preferred Stock were modified and resulted in two primary changes. First, the right at the election of the holder to redeem the Series A Preferred Stock beginning in February 2020 was removed, and the right to participate in liquidating distributions with the common stock holders on a pro rata basis was also removed. The removal of these two features resulted in a fundamental change to the nature of the Series A Preferred Stock. As a result, the Company recognized a loss on extinguishment of the Series A Preferred Stock in the amount of $2.1 million during the year ended December 31, 2015, which caused the Series A Preferred Stock’s carrying value to equal its fair value of $47.1 million after the modification. As the amended Series A Preferred Stock was no longer redeemable at the option of the holder beginning in February 2020, and was only contingently redeemable upon the occurrence of a deemed liquidation event, the Company did not subsequently adjust the carrying value of the Series A Preferred Stock until such time that it was probable that the Series A preferred stock would be redeemed.
Series B Preferred Stock
During the year ended December 31, 2015, the Company issued 24,778,761 shares of Series B Preferred Stock for $2.26 per share. This issuance resulted in cash proceeds of $55.8 million, net of issuance costs of $0.2 million.
Series B-1 Preferred Stock
During the year ended December 31, 2016, the Company issued 10,448,100 shares of Series B-1 Preferred Stock to Celgene for $3.46 per share. This issuance resulted in cash proceeds of $36.1 million, net of issuance costs of $0.1 million.
Conversion of Preferred Stock Upon IPO
Prior to the Company’s IPO, the holders of the Company’s Series A Preferred Stock, Series B Preferred Stock and Series B-1 Preferred Stock had certain voting rights, dividend rights, liquidation preferences and conversion privileges. Upon completion of the Company’s IPO, all shares of outstanding convertible preferred stock were automatically converted into an aggregate of 22,283,690 shares of common stock. All rights, preferences and privileges associated with the outstanding convertible preferred stock were terminated upon this conversion.
The Company is now authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of December 31, 2017, no shares of preferred stock were issued or outstanding.

12.   Stock-based Compensation
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
As of December 31, 2017, there were 1,032,252 shares available for future issuance under the 2017 Plan.
2017 Employee Stock Purchase Plan
In January 2017, the Board of Directors adopted and the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which became effective upon the closing of the Company’s IPO. The Company reserved 302,000 shares of common stock for future issuance under the 2017 ESPP. No offering periods under the 2017 ESPP had been initiated as of December 31, 2017.
Founder Awards
From December 2012 to February 2013, the Company issued 1,395,659 shares of restricted stock to non-employee founders (the “Founders”). Of the total restricted stock awarded to the Founders, 1,043,357 shares vested over one to four years, based on each Founder’s continued service relationship with the Company in varying capacities as advisors, as prescribed by the grantee’s individual restricted stock purchase agreements. The remaining 352,302 shares vested upon the determination by the Board of Directors of a Founder’s achievement of certain performance objectives, as set forth in the agreements. These performance criteria were linked to certain milestones specific to the Company’s research and development goals, including but not limited to preclinical and clinical development milestones related to the Company’s product candidates. As of December 31, 2017, all restricted stock awards issued to Founders were vested.
Restricted stock awards granted to two Founders originally contained options that enabled the Founders to sell their vested shares back to the Company at fair value upon both (i) the termination of the consulting agreement between the Founder and the Company for any reason and (ii) the determination by the Founder’s employer that the ownership of the restricted stock is in violation of the employer’s conflict of interest policy. The occurrence of these events was determined to be outside of the Founders’ and the Company’s control. As such, these restricted stock awards were previously recorded on the consolidated balance sheet as contingently redeemable common stock, residing in temporary equity, in accordance with the classification guidance of ASC 718, Compensation—Stock

Compensation and ASC 480, Distinguishing Liabilities from Equity. In June 2017, the restricted stock purchase agreements related to the two Founders were amended such that these options expired on July 26, 2017. Accordingly, these restricted stock awards were reclassified from contingently redeemable common stock to additional paid-in capital as of that date.
Stock-based Compensation Expense
Total stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development	$2,840	$4,161	$269
General and administrative	1,935	828	1,083
Total stock-based compensation expense	$4,775	$4,989	$1,352

Restricted Stock Activity
Pursuant to restricted stock agreements originally issued under the terms of the 2013 Plan, the Company, at its discretion, has the option to repurchase unvested shares of restricted stock at the initial purchase price if the employees or non-employees terminate their service relationship with the Company. The shares are recorded in stockholders’ equity (deficit) as they vest.
No shares of restricted stock were issued during the years ended December 31, 2017 or 2016. During the year ended December 31, 2015, the Company issued 27,099 shares of restricted stock to a member of the Board of Directors at an original purchase price of $4.02 per share.
The following table summarizes changes in unvested restricted stock for the year ended December 31, 2017 (in thousands, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock as of December 31, 2016	94	$0.07
Issued	—	$—
Vested	(77)	$0.08
Repurchased	(1)	$0.37
Unvested restricted stock as of December 31, 2017	16	$—
The aggregate fair value of restricted stock awards that vested during the years ended December 31, 2017, 2016 and 2015, based upon the fair values of the stock underlying the restricted stock awards on the day of vesting, was $1.3 million, $3.9 million and $1.1 million, respectively.
Stock Option Activity
The fair value of stock options granted to employees and directors during the years ended December 31, 2017, 2016 and 2015 was calculated on the date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	2.1%	1.4%	1.8%
Expected dividend yield	—%	—%	—%
Expected term (in years)	6.1	6.1	6.1
Expected volatility	70.1%	71.9%	67.0%

Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted to employees and directors during the years ended December 31, 2017, 2016 and 2015 was $10.96, $5.10 and $1.70 per share, respectively.
No stock options were granted to non-employees during the years ended December 31, 2017 or 2016. During the year ended December 31, 2015, the Company granted 12,195 stock options to non-employees at a weighted-average grant date fair value of $0.85 per share. This weighted-average grant date fair value was calculated using the Black-Scholes option pricing model and a weighted-average risk-free interest rate of 2.0%, a weighted-average expected dividend yield of 0.0%, a weighted-average expected term of 9.8 years and a weighted-average expected volatility of 68.7%.
The following table summarizes changes in stock option activity during the year ended December 31, 2017 (in thousands, except per share amounts):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	4,290	$3.95	8.7	$29,269
Granted	983	$17.19
Exercised	(144)	$3.20
Cancelled or forfeited	(261)	$10.71
Outstanding at December 31, 2017	4,868	$6.28	7.9	$35,178
Exercisable at December 31, 2017	2,217	$2.79	7.2	$22,170

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $1.9 million, $0.3 million and less than $0.1 million, respectively.
As of December 31, 2017, there was unrecognized stock-based compensation expense related to unvested stock options of $13.8 million, which the Company expects to recognize over a weighted-average period of approximately 2.4 years.
13.   Income Taxes
The provision for income taxes for the years ended December 31, 2017, 2016 and 2015 was comprised as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current taxes:
Federal	$—	$—	$—
State	36	—	—
Total current taxes	36	—	—
Deferred taxes:
Federal	—	—	—
State	—	—	—
Total deferred taxes	—	—	—
Total provision for income taxes	$36	$—	$—
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and introduced significant changes to United States income tax law. Among these changes, the federal statutory tax rate was reduced to 21% and net operating loss (“NOL”) carrybacks are no longer permitted.
In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has made reasonable estimates of the effects and recorded provisional amounts in its consolidated financial statements as of and for the year ended December 31, 2017. In accordance with SAB 118, the Company has determined that the revaluation of its deferred tax assets and associated valuation allowance reduction of $9.4 million are provisional amounts as of December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and actions the Company may take as a result of the Tax Act. The accounting for the tax effects of the Tax Act will be completed during the year ended December 31, 2018.
A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Income tax computed at federal statutory tax rate	34.0%	34.0%	34.0%
Deferred tax effects from the Tax Act	(57.2)%	—%	—%
State taxes, net of federal benefit	4.7%	3.1%	5.3%
Tax credit carryforwards	26.8%	11.7%	4.5%
Non-deductible income (expense)	(4.9)%	(11.1)%	0.7%
Change in valuation allowance	(1.8)%	(39.4)%	(44.5)%
Other	(1.8)%	1.7%	—%
Effective tax rate	(0.2)%	—%	—%
The principal components of the Company’s deferred tax assets and liabilities as of December 31, 2017 and 2016 were comprised as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$26,926	$24,435
Tax credit carryforwards	8,432	4,039
Deferred revenue	31,735	—
Deferred lease incentive	120	553
Deferred rent	431	426
Intangibles	237	187
Accrued expenses and other	995	1,018
Unrealized loss on available-for-sale securities	112	169
Stock-based compensation	713	293
Total deferred tax assets	69,701	31,120
Less: valuation allowance	(30,850)	(30,548)
Net deferred tax assets	38,851	572
Deferred tax liabilities:
Section 481(a) method change	(38,481)	—
Depreciation	(370)	(572)
Total deferred tax liabilities	(38,851)	(572)
Net deferred taxes	$—	$—
The Company has incurred NOLs since inception. As of December 31, 2017, the Company had federal and state NOL carryforwards of $98.5 million and $98.6 million, respectively, which expire at various dates from 2032 through 2037. As of December 31, 2017, the Company had federal research and development tax credit carryforwards of $6.0 million which expire at various dates from 2032 through 2037. In addition, as of December 31, 2017, the Company had state research and development and investment tax credit carryforwards of $2.6 million and $0.5 million, respectively. The state research and development tax credit carryforwards expire at various dates from 2027 through 2032 and the state investment tax credit carryforwards expire at various dates from 2019 through 2020.
Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are principally comprised of NOL carryforwards, tax credit carryforwards, deferred lease incentives and deferred rent. Management has determined that it is more likely than not that the Company will not realize the benefits of its deferred tax assets, and as a result, a valuation allowance of $30.9 million has been established at December 31, 2017. The increase in the valuation allowance of $0.3 million during the year ended December 31, 2017 was primarily due to the additional operating loss generated by the Company.
NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the Internal Revenue Code (“IRC”). This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the Company’s value immediately prior to the ownership change. An IRC Section 382 study, completed in August 2016, identified three previous ownership changes for purposes of IRC Section 382. As a result of these ownership changes, the Company’s NOL and tax credit carryforwards allocable to the periods preceding each such ownership change are subject to limitations under IRC Section 382. Subsequent ownership changes may further affect the limitation in future years.
The Company had no unrecognized tax benefits as of either December 31, 2017 or 2016. During the year ended December 31, 2017, the Company completed a study of its research and development credit carryforwards generated during the years ended December 31, 2016 and 2015. The Company has not conducted a study of its research and development credit carryforwards generated during the year ended December 31, 2017. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credit carryforwards, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated statements of operations if an adjustment were required.
Interest and penalty charges, if any, related to income taxes would be classified as a component of the provision for income taxes in the consolidated statements of operations. As of December 31, 2017, the Company has not incurred any interest or penalty charges.
The Company files income tax returns in the United States federal tax jurisdiction and the Massachusetts state tax jurisdiction. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authorities for all tax years in which a loss carryforward is available.
14.   Related-party Transactions
In July 2016, the Company entered into the Celgene Collaboration Agreement and a Series B-1 Preferred Stock Purchase Agreement with Celgene. Under the Celgene Collaboration Agreement, the Company received a non-refundable upfront payment of $225.0 million. Under the Series B-1 Preferred Stock Purchase Agreement, Celgene purchased 10,448,100 shares of Series B-1 preferred stock for $36.1 million. These shares of Series B-1 preferred stock converted into 2,831,463 shares of common stock upon the completion of the Company’s IPO. In addition, an affiliate of Celgene purchased 625,000 shares of the Company’s common stock in the January 2017 IPO at the public offering price of $16.00 per share for a total of $10.0 million.
15.   Commitments and Contingencies
Operating Leases
In November 2016, the Company entered into an operating lease agreement to occupy 51,000 square feet of laboratory and office space in Cambridge, Massachusetts. This facility serves as the Company’s current corporate headquarters. The lease term began on November 1, 2016 and extends to March 31, 2025. The Company has the option to extend the lease term for one consecutive five-year period, at the market rate, by giving the landlord written notice of its election to exercise the extension at least twelve months prior to the original expiration of the lease term. The Company is recording rent expense on a straight-line basis through the end of the lease term and has recorded deferred rent on the consolidated balance sheets. The lease also provided the Company with a tenant improvement allowance of $0.5 million. The Company recorded the tenant improvement allowance as a deferred lease incentive and is amortizing the deferred lease incentive through a reduction of rent expense ratably over the lease term. Leasehold improvements related to this facility are being amortized over the shorter of their useful life or the lease term. The Company provided the landlord with a security deposit in the form of a letter of credit in the amount of $1.3 million, which is recorded as restricted cash in other non-current assets in the consolidated balance sheets.
As of December 31, 2017, the future minimum lease payments due under the operating lease for the Company’s corporate headquarters are as follows (in thousands):

Years Ended December 31,	Minimum Lease Payments
2018	$4,139
2019	4,263
2020	4,391
2021	4,523
2022	4,659
2023 and thereafter	10,996
Total future minimum lease payments	$32,971
The Company leased its former corporate headquarters under an operating lease that was originally set to expire on October 15, 2018. The Company had the option to extend the term of the lease for an additional three-year period, at the market rate, by giving the landlord written notice of its election to exercise the extension at least nine months prior to the original expiration of the lease term. The Company recorded rent expense on a straight-line basis through the end of the lease term and recorded deferred rent on the consolidated balance sheets. The lease also provided the Company with a tenant improvement allowance of $2.8 million. The Company recorded the tenant improvement allowance as a deferred lease incentive and amortized the deferred lease incentive through a reduction of rent expense ratably over the lease term. In March 2015, the Company entered into a three-year sublease agreement to lease additional lab and office facilities at the same location as its former corporate headquarters.
On May 19, 2017, the Company entered into a Lease Termination Agreement and a Sublease Termination Agreement (collectively, the “Lease Termination Agreements”) with its landlord related to the leases for its former corporate headquarters. As a result of the Lease Termination Agreements, rental payments for the Company’s former corporate headquarters ceased on May 31, 2017, with the exception of certain space that was utilized through August 31, 2017. The Lease Termination Agreements required the Company to pay an aggregate early termination fee of $0.7 million, which was paid in the second quarter of 2017. This early termination fee was recorded as a component of rent expense.
During the years ended December 31, 2017, 2016 and 2015, the Company recorded total rent expense of $3.5 million, $1.8 million and $0.9 million, respectively.
License and Collaboration Agreements
The Company has entered into various license agreements for certain technology. The Company could be required to make aggregate technical, clinical development and regulatory milestone payments of up to $13.2 million and low single-digit royalty payments based on a percentage of net sales of licensed products. As of December 31, 2017, the Company made $0.2 million in aggregate milestone payments under these license agreements. The Company may cancel these agreements at any time by providing 30 to 90 days notice to the licensors, and all payments not previously due would no longer be owed.
The Company has also entered into collaboration agreements with various third parties for research services and access to proprietary technology platforms. Under certain of these collaboration agreements, the Company could be required to make aggregate technical, clinical development and regulatory milestones payments ranging from $12.5 million to $12.9 million per product candidate and low single-digit royalty payments based on a percentage of net sales on a product-by-product basis. As of December 31, 2017, the Company made $0.3 million in aggregate milestone payments under these certain collaboration agreements. Under a certain other collaboration agreement, the Company could be required to make aggregate technical, clinical development and regulatory milestones payments of $0.7 million. As of December 31, 2017, the Company made no milestone payments under this certain other collaboration agreement.
16.   401(k) Savings Plan
The Company has a defined-contribution savings plan under Section 401(k) of the IRC (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. As of December 31, 2017, the Company was not required to make any contributions to the 401(k) Plan, nor did it make any contributions to the 401(k) Plan through December 31, 2017.
17.   Net Loss per Share
For purposes of the diluted loss per share calculation, convertible preferred stock, outstanding stock options and unvested restricted common stock are considered to be potentially dilutive securities, however the following common stock equivalents have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Year Ended December 31,
	2017	2016	2015
Series A convertible preferred stock	—	12,737	12,737
Series B convertible preferred stock	—	6,715	6,715
Series B-1 convertible preferred stock	—	2,831	—
Outstanding stock options	4,868	4,290	2,960
Unvested restricted common stock	16	94	748
Total	4,884	26,667	23,160

18.   Selected Quarterly Financial Data (Unaudited)
The following tables contain selected quarterly financial information for the years ended December 31, 2017 and 2016. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2017
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Collaboration revenue—related party	$20,289	$20,289	$18,077	$12,989
Total operating expenses	20,536	23,317	22,465	24,541
Operating loss	(247)	(3,028)	(4,388)	(11,552)
Total other income, net	632	752	721	703
Provision for (benefit from) income taxes	—	1,104	417	(1,485)
Net income (loss)	$385	$(3,380)	$(4,084)	$(9,364)
Net loss attributable to common stockholders	$(409)	$(3,380)	$(4,084)	$(9,364)
Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.11)	$(0.13)	$(0.29)

	2016
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Collaboration revenue—related party	$—	$—	$16,908	$20,289
Total operating expenses	10,901	12,362	13,093	15,307
Operating (loss) income	(10,901)	(12,362)	3,815	4,982
Total other income, net	11	14	254	484
Net (loss) income	$(10,890)	$(12,348)	$4,069	$5,466
Net (loss) income attributable to common stockholders	$(12,934)	$(14,392)	$138	$258
Net (loss) income per share attributable to common stockholders, basic	$(6.81)	$(7.23)	$0.06	$0.11
Net (loss) income per share attributable to common stockholders, diluted	$(6.81)	$(7.23)	$0.03	$0.05

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1*	Fourth Amended and Restated Certificate of Incorporation of the Registrant
3.2*	Amended and Restated Bylaws of the Registrant
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-215372) filed December 30, 2016)
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

10.2*#	2013 Stock Option and Grant Plan and forms of award agreements thereunder
10.3#	2017 Employee Stock Purchase Plan, As Amended (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37998) filed November 13, 2017)
10.4#
Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37998) filed November 13, 2017)

10.5#
Amended and Restated Employment Agreement between Richard Murray and the Registrant, dated January 6, 2016 (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-215372) filed January 17, 2017)

10.6#
Amended and Restated Employment Agreement between Kim Drapkin and the Registrant, dated November 12, 2015 (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-215372) filed January 17, 2017)

10.7#
Amended and Restated Employment Agreement between Elizabeth Trehu and the Registrant, dated November 3, 2015 (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-215372) filed January 17, 2017)

10.8*#	Employment Agreement between Hugh Cole and the Registrant, dated August 14, 2017
10.9#	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-215372) filed December 30, 2016)
10.10#	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-215372) filed January 17, 2017)
10.11#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-215372) filed January 17, 2017)
10.12#
Lease Agreement between ARE-770/784/790 Memorial Drive, LLC and the Registrant, dated November 1, 2016 (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (File No. 333-215372) filed December 30, 2016)

10.13
Lease Termination Agreement by and between Cambridge 1030 Mass Ave, LLC (as successor in interest to HCP/LFREP Ventures I, LLC) and the Registrant, dated May 19, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-37998) filed May 23, 2017)

10.14
Sublease Termination Agreement by and between Manus Biosynthesis, Inc. and the Registrant, dated May 19, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37998) filed May 23, 2017)

10.15†
Amended and Restated Exclusive License Agreement between Sloan Kettering Institute for Cancer Research, Memorial Sloan Kettering Cancer Center and Memorial Hospital for Cancer and the Registrant, dated September 28, 2015 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-215372) filed December 30, 2016)

10.16†
Master Research and Collaboration Agreement between Celgene Corporation, Celgene Rivot LLC and the Registrant, dated July 18, 2016 (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-215372) filed December 30, 2016)

21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Convertible Preferred Stock, Contingently Redeemable Common Stock and Stockholders’ (Deficit) Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

*	Filed herewith
+	Furnished herewith
#	Indicates a management contract or any compensatory plan, contract or arrangement
†
Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOUNCE THERAPEUTICS, INC.

Date: March 8, 2018	By:	/s/ Richard Murray
Richard Murray, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard Murray	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2018
Richard Murray, Ph.D.

/s/ Kim C. Drapkin	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2018
Kim C. Drapkin

/s/ Perry A. Karsen	Chairman of the Board of Directors	March 8, 2018
Perry A. Karsen

/s/ Barbara Duncan	Director	March 8, 2018
Barbara Duncan

/s/ Cary G. Pfeffer	Director	March 8, 2018
Cary G. Pfeffer, M.D.

/s/ J. Duncan Higgons	Director	March 8, 2018
J. Duncan Higgons

/s/ Robert Kamen	Director	March 8, 2018
Robert Kamen, Ph.D.

/s/ Robert Tepper	Director	March 8, 2018
Robert Tepper, M.D.

/s/ Luis A. Diaz, Jr.	Director	March 8, 2018
Luis A. Diaz, Jr., M.D.