Form 10-Q
period 2018-03-31
Jounce Therapeutics, Inc.
filed 2018-05-09
CIK 1640455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2018

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

As of May 4, 2018, there were 32,483,442 shares of common stock, $0.001 par value per share, outstanding.

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
There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the section entitled “Risk Factors” in Part II, Item 1A that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.
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
This Quarterly Report on Form 10-Q may include industry and market data, which we may obtain from our own internal estimates and research, as well as from industry and general publications and research, surveys, and studies conducted by third parties. Industry publications, studies, and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third‑party sources.
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

Item 1. Financial Statements

Jounce Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except par value amounts)

d

	March 31,	December 31,
	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$122,805	$23,559
Short-term investments	114,370	212,093
Prepaid expenses and other current assets	20,432	19,945
Total current assets	257,607	255,597
Property and equipment, net	15,842	16,151
Long-term investments	—	22,199
Other non-current assets	2,668	2,713
Total assets	$276,117	$296,660
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$5,539	$2,849
Accrued expenses	5,964	8,454
Deferred rent and lease incentive, current	61	61
Deferred revenue, current—related party	59,020	51,142
Other current liabilities	373	45
Total current liabilities	70,957	62,551
Deferred rent and lease incentive, net of current portion	1,996	1,955
Deferred revenue, net of current portion—related party	92,858	65,018
Other non-current liabilities	20	27
Total liabilities	165,831	129,551
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000 shares authorized at March 31, 2018 and December 31, 2017; no shares issued or outstanding at March 31, 2018 or December 31, 2017	—	—
Common stock, $0.001 par value: 160,000 shares authorized at March 31, 2018 and December 31, 2017; 32,463 and 32,265 shares issued at March 31, 2018 and December 31, 2017, respectively; 32,451 and 32,249 shares outstanding at March 31, 2018 and December 31, 2017, respectively	32	32
Additional paid-in capital	260,161	257,101
Accumulated other comprehensive loss	(351)	(409)
Accumulated deficit	(149,556)	(89,615)
Total stockholders’ equity	110,286	167,109
Total liabilities and stockholders’ equity	$276,117	$296,660
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue:
Collaboration revenue—related party	$11,195	$20,289
Operating expenses:
Research and development	18,162	14,959
General and administrative	6,802	5,577
Total operating expenses	24,964	20,536
Operating loss	(13,769)	(247)
Other income, net	741	632
Net (loss) income	$(13,028)	$385

Reconciliation of net (loss) income to net loss attributable to common stockholders:
Net (loss) income	$(13,028)	$385
Accrued dividends on Series A convertible preferred stock	—	(268)
Accrued dividends on Series B convertible preferred stock	—	(318)
Accrued dividends on Series B-1 convertible preferred stock	—	(208)
Net loss attributable to common stockholders	$(13,028)	$(409)
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.02)
Weighted-average common shares outstanding, basic and diluted	32,373	23,543
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Net (loss) income	$(13,028)	$385
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	58	(53)
Comprehensive (loss) income	$(12,970)	$332
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net (loss) income	$(13,028)	$385
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	2,268	1,353
Depreciation expense	947	966
Net amortization of premiums and discounts on investments	169	279
Gain on disposal of property and equipment	—	(14)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(487)	(1,637)
Other non-current assets	45	(139)
Accounts payable	2,289	1,143
Accrued expenses and other current liabilities	(2,168)	(312)
Deferred revenue—related party	(11,195)	(20,290)
Deferred rent	41	827
Net cash used in operating activities	(21,119)	(17,439)
Investing activities:
Purchases of investments	(1,002)	(107,722)
Proceeds from maturities of investments	120,813	33,550
Proceeds from sales of investments	—	8,396
Purchases of property and equipment	(230)	(7,077)
Net cash provided by (used in) investing activities	119,581	(72,853)
Financing activities:
Proceeds from initial public offering of common stock, net of issuance costs	—	107,326
Proceeds from exercise of stock options	784	109
Net cash provided by financing activities	784	107,435
Net increase in cash, cash equivalents and restricted cash	99,246	17,143
Cash, cash equivalents and restricted cash, beginning of period	24,829	46,368
Cash, cash equivalents and restricted cash, end of period	$124,075	$63,511
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$578	$2,363
Issuance costs in accounts payable and accrued expenses	$—	$232

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
The Company’s most advanced product candidate, JTX-2011, is a clinical-stage monoclonal antibody that binds to and activates the Inducible T cell CO-Stimulator (“ICOS”) a protein on the surface of certain T cells commonly found in many solid tumors. The Company submitted an investigational new drug application (“IND”) for JTX-2011 to the Food and Drug Administration in July 2016 and began the Phase I portion of its JTX-2011 adaptive Phase I/II clinical trial in patients with solid tumors in August 2016. In June 2017, the Company presented preliminary safety, pharmacodynamic and pharmacokinetic data from the Phase I portion of this clinical trial as well as the recommended dose for the Phase II monotherapy cohorts at the 2017 American Society of Clinical Oncology (“ASCO”) Annual Meeting.
In April 2017, the Company began enrollment in the monotherapy cohorts of the Phase II portion of this clinical trial, which evaluate JTX-2011 as a monotherapy in at least three tumor-specific cohorts, including head and neck squamous cell cancer (“HNSCC”), non-small cell lung cancer (“NSCLC”), gastric cancer, non-indication specific solid tumors and additional tumor types identified through its Translational Science Platform. In July 2017, the Company began enrollment in the combination cohorts of the Phase II portion of this clinical trial, which evaluate JTX-2011 in combination with nivolumab in at least six tumor types, including HNSCC, NSCLC, triple negative breast cancer, melanoma, gastric cancer and additional tumor types identified through its Translational Science Platform. The Company expects to provide preliminary efficacy data in the second quarter of 2018 at the 2018 ASCO Annual Meeting.
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
As of March 31, 2018, the Company had cash, cash equivalents, and investments of $237.2 million. The Company expects that its existing cash, cash equivalents, and investments will enable it to fund its expected operating expenses and capital expenditure requirements for at least 24 months from May 9, 2018, the filing date of this Quarterly Report on Form 10-Q. The Company expects to finance its future cash needs through a combination of equity or debt financings and collaboration arrangements, including potential cash inflows from its Master Research and Collaboration Agreement (the “Celgene Collaboration Agreement”) with Celgene Corporation (“Celgene”).
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 8, 2018 (the “Annual Report on Form 10-K”).
The information presented in the condensed consolidated financial statements and related notes as of March 31, 2018, and for the three months ended March 31, 2018 and 2017, is unaudited. The December 31, 2017 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
Interim results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Jounce Therapeutics, Inc. and its wholly-owned subsidiary, Jounce Mass Securities, Inc. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2018, except as discussed below with respect to the adoption of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).
Effective January 1, 2018, the Company adopted ASC 606. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In applying ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the promises and performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. See Note 3, “Celgene Collaboration Agreement”, for further information on the application of ASC 606 to the Celgene Collaboration Agreement.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates which include, but are not limited to, estimates related to revenue recognized under the Celgene Collaboration Agreement, accrued expenses, stock-based compensation expense and income taxes. The Company bases its estimates on historical experience and other market specific or other relevant assumptions it believes to be reasonable under the circumstances. Actual results could differ from those estimates.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. This guidance was originally effective for interim and annual periods beginning after December 15, 2016 and allowed for adoption using a full retrospective method, or a modified retrospective method. Subsequent to the issuance of ASU 2014-09, the FASB also issued the following updates related to ASC 606:

•
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, whereby the effective date for the new revenue standard was deferred by one year. As a result of ASU 2015-14, the new revenue standard is now effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, and early adoption was permitted for annual periods beginning after December 15, 2016, including interim periods within that annual period.

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

The Company adopted ASC 606 effective January 1, 2018 under the modified retrospective method. The modified retrospective method requires that the cumulative effect of initially applying ASC 606 be recognized as an adjustment to the opening balance of retained earnings or accumulated deficit of the annual period that includes the date of initial application. Accordingly, during the first quarter of 2018, the Company recorded an increase to the opening balance of accumulated deficit and a corresponding increase to deferred revenue of $46.9 million related to the Celgene Collaboration Agreement. Additionally, the following table presents a summary of the amount by which each financial statement line item was affected as of and during the three months ended March 31, 2018 by the application of ASC 606 as compared to ASC Topic 605, Revenue Recognition (“ASC 605”), the revenue recognition guidance that was in effect before this change in accounting principle (in thousands, except per share amounts):

	ASC 606	ASC 605	Difference
Collaboration revenue—related party	$11,195	$12,989	$(1,794)
Net loss	$(13,028)	$(11,234)	$(1,794)
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.35)	$(0.05)
Deferred revenue, current—related party	$59,020	$48,696	$10,324
Deferred revenue, net of current portion—related party	$92,858	$54,475	$38,383
Both the cumulative adjustment of $46.9 million recorded upon the initial application of ASC 606 and the differences outlined in the above table are primarily attributable to the transition from recognizing revenue on a straight-line basis over the estimated performance period for each unit of accounting, which was a permitted method of revenue recognition under ASC 605, to recognizing revenue based on the Company’s pattern of performance for each performance obligation under ASC 606. As part of the adoption of ASC 606, the Company implemented new processes to objectively measure the performance under the Celgene Collaboration Agreement. See Note 3, “Celgene Collaboration Agreement”, for further information on the application of ASC 606 to the Celgene Collaboration Agreement.
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

Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance. The new standard will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted for public entities. The Company is currently evaluating the potential impact that ASU 2016-02 may have on the condensed consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how entities present certain types of cash transactions in the statement of cash flows. This guidance also clarifies how the predominance principle should be applied when classifying cash receipts and cash payments that have attributes of more than one class of cash flows. This guidance became effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Accordingly, the Company adopted ASU 2016-15 effective January 1, 2018, and there was not a material impact to the condensed consolidated financial statements as a result of the adoption of this guidance.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires entities to show the change in the total of cash, cash equivalents, restricted cash and restricted cash equivalents within the statement of cash flows. As a result, entities no longer separately present transfers between unrestricted cash and restricted cash. This guidance became effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Accordingly, the Company adopted ASU 2016-18 effective January 1, 2018, and there was not a material impact to the condensed consolidated financial statements as a result of the adoption of this guidance.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This guidance is intended to provide clarity and reduce diversity in practice as to when changes to the terms or conditions of share-based payments are accounted for as modifications. Under this new guidance, entities are required to apply modification accounting if the fair value, vesting conditions or classification of the award changes. This guidance became effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and early adoption was permitted. The guidance per ASU 2017-09 is to be adopted prospectively to an award modified on or after the adoption date. Accordingly, the Company adopted ASU 2017-09 effective January 1, 2018, and there was no impact to the condensed consolidated financial statements as a result of the adoption of this guidance.
3.     Celgene Collaboration Agreement
In July 2016, the Company entered into the Celgene Collaboration Agreement. The primary goal of the collaboration is to co-develop and co-commercialize innovative biologic immunotherapies that either activate or suppress the immune system by binding to targets identified by leveraging the Company’s Translational Science Platform. Under the Celgene Collaboration Agreement, the Company granted Celgene exclusive options to develop and commercialize the Company’s lead product candidate, JTX-2011, and up to four early-stage programs, consisting of targets to be selected from a pool of certain B cell, T regulatory cell and tumor-associated macrophage targets. Additionally, Celgene has an exclusive option to develop and commercialize the Company’s product candidate JTX-4014, an anti-PD-1 antibody, which, upon exercise of such option, will be a shared program that may be used by both parties in and outside of the collaboration. Prior to Celgene exercising any of its options, the Company is responsible for all research and development activities under the Celgene Collaboration Agreement.
The Company received a non-refundable upfront cash payment of $225.0 million in July 2016 upon the execution of the Celgene Collaboration Agreement. The Company also received $36.1 million from the sale of 10,448,100 shares of Series B-1 convertible preferred stock upon the execution of a Series B-1 Preferred Stock Purchase Agreement with Celgene, which shares converted into 2,831,463 shares of common stock upon the completion of the IPO. If Celgene elects to exercise any of the program options, Celgene will pay the Company an option-exercise fee of $10.0 million to $60.0 million that varies by program, with an aggregate of $182.5 million if Celgene exercises all six program options. The initial research term of the collaboration is four years, which can be extended, at Celgene’s option, annually for up to three additional years for additional consideration that ranges from $30.0 million to $45.0 million per year, for an aggregate of $120.0 million if the term is extended for an additional three years.

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

Exercise of Options
Celgene may exercise its option for a program at any time until the expiration of an option term for that program. For each program, the option term ends 45 to 60 days following Celgene’s receipt of a data package that includes certain information relating to the program’s research and development activities. The data package for a program may be delivered to Celgene after the applicable development milestone for such program has been achieved. Depending on the program, the applicable development milestone is (i) IND acceptance, (ii) availability of certain Phase 1a data or (iii) availability of certain Phase I/II data. If Celgene fails to exercise its option during the option term for a program, the Company will continue to retain all rights to such program. If Celgene exercises its option for a program other than JTX-4014, then the Company will enter into a Co-Co Agreement with Celgene for such program in substantially the form attached to the agreement as an exhibit.
Under the co-development and co-commercialization agreement for JTX-2011 and one additional program for which Celgene opts in, other than JTX-4014, the Company will be responsible for leading development and commercialization activities in the United States and Celgene will be responsible for development and commercialization activities outside the United States. For all other additional programs for which Celgene opts in, other than JTX-4014, Celgene will lead development and commercialization activities worldwide.
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
Exclusivity
During the Celgene Collaboration Agreement’s research term (i.e., for four years plus up to three one-year extensions that Celgene may elect), the Company may not alone, or with a third party, research, develop, manufacture or commercialize a biologic that binds to ICOS or a defined pool of B cell, T regulatory cell or tumor-associated macrophage targets that meet certain criteria, each termed a “Collaboration Exclusive Target”, and inhibit, activate or otherwise modulate the activity of such Collaboration Exclusive Target. In addition, if Celgene exercises its option for a program within the Celgene Collaboration Agreement, other than JTX-4014, then until termination or expiration of the applicable Co-Co Agreement for such program, the Company may not directly or indirectly research, develop, manufacture or commercialize, outside of the Celgene Collaboration Agreement, any biologic with specified activity against that program’s Collaboration Exclusive Target.
Accounting Analysis
Identification of the Contract(s)
The Company assessed the Celgene Collaboration Agreement and concluded that it represents a contract with a customer within the scope of ASC 606. The Company also concluded that each of the Co-Co Agreements and the JTX-4014 License Agreement, if executed in the future, would represent separate contracts apart from the Celgene Collaboration Agreement.
Identification of Promises and Performance Obligations
The Company determined that the Celgene Collaboration Agreement contains the following promises: (i) research and development services for the product candidate, JTX-2011 (“JTX-2011 Research Services”) (ii) research and development services for the product candidate, JTX-4014 (“JTX-4014 Research Services”) (iii) research and development services associated with the Lead Program and Other Programs (“Lead and Other Programs Research Services”), (iv) research services associated with target screening (“Target Screening Services”), (v) non-transferable, limited sub-licensable and non-exclusive licenses to use the Company’s intellectual property and the Company’s rights in the collaboration intellectual property to conduct certain activities, on a program-by-program basis (the “Research Licenses”), (vi) various record-keeping and reporting requirements on a program-by-program basis, (vii) exclusivity provisions with respect to each Collaboration Exclusive Target and biologics binding to such Collaboration Exclusive Targets and (viii) establishment of and participation in a joint steering committee (the “JSC”) and a joint patent committee (the “JPC”). The Company also evaluated the six program options as well as the research term extension options and concluded that none convey a material right to Celgene. Accordingly, neither the program options nor the research term extension options are considered to be promises within the Celgene Collaboration Agreement.
The Company assessed the above promises and concluded that each of the JTX-2011 Research Services, JTX-4014 Research Services, Lead and Other Programs Research Services and Target Screening Services are both capable of being distinct and distinct within the context of the Celgene Collaboration Agreement. Therefore, the Company has concluded that each of the JTX-2011 Research Services, JTX-4014 Research Services, Lead and Other Programs Research Services and Target Screening Services represent separate performance obligations.
The Company determined that the Research Licenses are not distinct within the context of the Celgene Collaboration Agreement as the Research Licenses allow Celgene to evaluate the results of the research and development services performed by the Company and the right to perform its duties under the Celgene Collaboration Agreement, but do not provide Celgene with any commercialization rights. Celgene can only benefit from the Research Licenses in conjunction with the related research and development services. Accordingly, the Research Licenses related to JTX-2011, JTX-4014 and the Lead and Other Programs have been combined with their respective research and development services performance obligations.
Similarly, the Company also determined that the various record-keeping and reporting requirements related to each program and the exclusivity provisions with respect to each Collaboration Exclusive Target and biologics binding to such Collaboration Exclusive Targets are not distinct within the context of the Celgene Collaboration Agreement. Accordingly, the various record-keeping and reporting requirements on a program-by-program basis and the exclusivity provisions with respect to each Collaboration Exclusive Target and biologics binding to such Collaboration Exclusive Targets have been combined with their respective research and development services performance obligations.
Finally, the Company assessed its participation in the JSC and the JPC and concluded that, while it does meet the definition of a performance obligation, it is both quantitatively and qualitatively immaterial in the context of the Celgene Collaboration Agreement. Accordingly, the Company has disregarded its participation in the JSC and the JPC as a performance obligation.
Determination of Transaction Price
As noted above, the Company received a non-refundable upfront cash payment of $225.0 million upon the execution of the Celgene Collaboration Agreement. This upfront payment represents an element of fixed consideration under the Celgene Collaboration Agreement. Celgene also purchased 10,448,100 shares of Series B-1 convertible preferred stock for gross proceeds of $36.1 million, which shares converted into 2,831,463 shares of common stock upon the completion of the IPO. The Company determined the shares of Series B-1 convertible preferred stock were sold at fair value. Therefore, the proceeds from the issuance of Series B-1 convertible preferred stock did not impact the transaction price to be allocated to the performance obligations.
The Company evaluated as possible variable consideration the milestones, royalties, development cost sharing and profit sharing provisions discussed above. The Company concluded that none of these items represent variable consideration under the Celgene Collaboration Agreement as all such amounts are dependent upon the execution of a related Co-Co Agreement or the JTX-4014 License Agreement. The Co-Co Agreements and the JTX-4014 License Agreement, if executed in the future, would represent separate contracts apart from the Celgene Collaboration Agreement.

The Company also considered the existence of any significant financing component within the Celgene Collaboration Agreement given its upfront payment structure. Based upon this assessment, the Company concluded that any difference between the promised consideration and the cash selling price of the services under the Celgene Collaboration Agreement arises for reasons other than the provision of financing, and the difference between those amounts is proportional to the reason for the difference. Accordingly, the Company has concluded that the upfront payment structure of the Celgene Collaboration Agreement does not result in the existence of a significant financing component.
Based upon the above considerations, the Company has concluded that the transaction price associated with the Celgene Collaboration Agreement consists solely of the upfront payment of $225.0 million.
Allocation of Transaction Price to Performance Obligations
The Company has allocated the transaction price to each performance obligation on a relative standalone selling price basis. For all performance obligations, the Company determined the standalone selling price using estimates of the costs to perform the research and development services, including expected internal and external costs for services and supplies, adjusted to reflect a reasonable profit margin. The total estimated cost of the research and development services reflects the nature of the services to be performed and the Company’s best estimate of the length of time required to perform the services.
Recognition of Revenue
The Company recognizes revenue related to the Celgene Collaboration Agreement over time as the services related to each performance obligation are rendered. The Company has concluded that an input method under ASC 606 is a representative depiction of the transfer of services under the Celgene Collaboration Agreement. The method of measuring progress towards delivery of the services incorporates actual internal and external costs incurred, relative to total internal and external costs expected to be incurred to satisfy the performance obligations. The period over which total costs are estimated reflects the Company’s estimate of the period over which it will perform the research and development services to deliver a pre-defined data package to Celgene for each program subject to an option. The Company recognizes revenue for each performance obligation over periods ranging from twelve months to four years.
For the three months ended March 31, 2018, the Company recognized $11.2 million of collaboration revenue under the Celgene Collaboration Agreement related to the $225.0 million upfront payment received in 2016. As of March 31, 2018, the Company had $151.9 million of deferred revenue, which is classified as either “current” or “net of current portion” in the accompanying condensed consolidated balance sheets based on the period over which the revenue is expected to be recognized. This deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are partially unsatisfied as of March 31, 2018. The Company expects to recognize revenue related to these performance obligations through July 2020.
The following table presents changes in the Company’s contract liabilities during the three months ended March 31, 2018 (in thousands):

	Balance as of			Balance as of
	January 1, 2018	Additions	Reductions	March 31, 2018
Contract liabilities:
Deferred revenue	$163,073	$—	$(11,195)	$151,878
Totals	$163,073	$—	$(11,195)	$151,878
All revenue recognized during the three months ended March 31, 2018 was included within the beginning balance of the deferred revenue contract liability.
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
Assets measured at fair value on a recurring basis as of March 31, 2018 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$67,818	$67,818	$—	$—
Investments:
Corporate debt securities	40,210	—	40,210	—
U.S. Treasuries	63,975	63,975	—	—
Government agency securities	53,172	53,172	—	—
Totals	$225,175	$184,965	$40,210	$—
Assets measured at fair value on a recurring basis as of December 31, 2017 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$21,059	$21,059	$—	$—
Investments:
Corporate debt securities	65,173	—	65,173	—
U.S. Treasuries	110,948	110,948	—	—
Government agency securities	58,171	58,171	—	—
Totals	$255,351	$190,178	$65,173	$—
There were no changes in valuation techniques or transfers between the fair value measurement levels during the three months ended March 31, 2018 or during the year ended December 31, 2017. There were no liabilities measured at fair value on a recurring basis as of March 31, 2018 or December 31, 2017.
5.     Investments
Short-term investments consist of investments with maturities greater than ninety days and less than one year from the balance sheet date. Long-term investments consist of investments with maturities of greater than one year that are not expected to be used to fund current operations. The Company classifies all of its investments as available-for-sale securities. Accordingly, these investments are recorded at fair value. Realized gains and losses, amortization and accretion of discounts and premiums are included in other income, net. Unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss) as a component of stockholders’ equity until realized.

Cash equivalents and short-term investments as of March 31, 2018 were comprised as follows (in thousands):

	March 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$67,818	$—	$—	$67,818
Corporate debt securities	40,330	—	(120)	40,210
U.S. Treasuries	63,987	2	(14)	63,975
Government agency securities	53,391	—	(219)	53,172
Total cash equivalents and short-term investments	$225,526	$2	$(353)	$225,175
The Company maintained no long-term investments as of March 31, 2018.
Cash equivalents, short-term investments and long-term investments as of December 31, 2017 were comprised as follows (in thousands):

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$21,059	$—	$—	$21,059
Corporate debt securities	58,136	—	(64)	58,072
U.S. Treasuries	111,049	—	(101)	110,948
Government agency securities	43,204	—	(131)	43,073
Total cash equivalents and short-term investments	233,448	—	(296)	233,152
Long-term investments:
Corporate debt securities	7,117	—	(16)	7,101
Government agency securities	15,195	—	(97)	15,098
Total long-term investments	22,312	—	(113)	22,199
Total cash equivalents and investments	$255,760	$—	$(409)	$255,351
As of March 31, 2018 and December 31, 2017, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $48.6 million and $113.9 million, respectively. As of March 31, 2018 and December 31, 2017, the aggregate fair value of securities that were in an unrealized loss position for more than twelve months was $68.8 million and $107.9 million, respectively. As of March 31, 2018, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of March 31, 2018.
There were no realized gains or losses on available-for-sale securities during the three months ended March 31, 2018. There were immaterial realized gains and losses on available-for-sale securities during the three months ended March 31, 2017.

6.     Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of March 31, 2018 and December 31, 2017 were comprised as follows (in thousands):

	March 31,	December 31,
	2018	2017
Prepaid expenses	$2,956	$2,196
Taxes receivable	16,737	16,737
Interest receivable on investments	736	969
Other current assets	3	43
Total prepaid expenses and other current assets	$20,432	$19,945
7.     Restricted Cash
As of both March 31, 2018 and December 31, 2017, the Company maintained non-current restricted cash of $1.3 million. This amount is included within “Other non-current assets” in the accompanying condensed consolidated balance sheets and is comprised solely of a letter of credit required pursuant to the lease for the Company’s corporate headquarters.
The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$23,559	$122,805	$44,848	$61,991
Restricted cash	1,270	1,270	1,520	1,520
Cash, cash equivalents and restricted cash	$24,829	$124,075	$46,368	$63,511
8.     Accrued Expenses
Accrued expenses as of March 31, 2018 and December 31, 2017 were comprised as follows (in thousands):

	March 31,	December 31,
	2018	2017
Employee compensation and benefits	$1,742	$3,683
External research and professional services	4,191	4,647
Lab consumables and other	31	124
Total accrued expenses	$5,964	$8,454
9.   Common Stock and Preferred Stock
Common Stock

The Company is authorized to issue 160,000,000 shares of common stock. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors.

Preferred Stock

Upon completion of the Company’s IPO, all outstanding preferred stock was automatically converted into an aggregate of 22,283,690 shares of common stock. The Company is also authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of March 31, 2018, no shares of preferred stock were issued or outstanding.

Shares Reserved for Future Issuance
As of March 31, 2018 and December 31, 2017, the Company had reserved for future issuance the following number of shares of common stock (in thousands):

	March 31,	December 31,
	2018	2017
Shares reserved for vesting of restricted stock awards	12	16
Shares reserved for exercises of outstanding stock options	5,824	4,868
Shares reserved for future issuances under the 2017 Stock Option and Incentive Plan	1,169	1,032
Total shares reserved for future issuance	7,005	5,916
10.   Stock-based Compensation
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
The Company initially registered on a Registration Statement on Form S-8 1,753,758 shares of common stock under the 2017 Plan, which was comprised of (i) 1,510,000 shares of common stock reserved for issuance under the 2017 Plan, plus (ii) 243,758 shares of common stock originally reserved for issuance under the 2013 Plan that became available for issuance under the 2017 Plan upon the completion of the Company’s IPO. The 2017 Plan also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 Plan on January 1, 2018 and each January 1st thereafter. The number of shares added each year will be equal to the lesser of (i) 4% of the outstanding shares on the immediately preceding December 31st or (ii) such amount as determined by the Compensation Committee of the Board of Directors. Effective January 1, 2018, 1,290,609 additional shares were automatically added to the shares authorized for issuance under the 2017 Plan and these shares were subsequently registered on a Registration Statement on Form S-8.
As of March 31, 2018, there were 1,169,334 shares available for future issuance under the 2017 Plan.
2017 Employee Stock Purchase Plan
In January 2017, the Board of Directors adopted and the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which became effective upon the closing of the Company’s IPO. The Company initially reserved 302,000 shares of common stock for future issuance under the 2017 ESPP. The 2017 ESPP also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 ESPP on January 1, 2018 and each January 1st thereafter through January 1, 2027. The number of shares added each year will be equal to the lesser of (i) 1% of the outstanding shares on the immediately preceding December 31st, (ii) 603,000 shares or (iii) such amount as determined by the Compensation Committee of the Board of Directors. Effective January 1, 2018, 322,652 additional shares were automatically added to the shares authorized for issuance under the 2017 ESPP and these shares and were subsequently registered on a

Registration Statement on Form S-8. No offering periods under the 2017 ESPP had been initiated as of March 31, 2018.
Stock-based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$1,150	$939
General and administrative	1,118	414
Total stock-based compensation expense	$2,268	$1,353

Restricted Stock Activity
Pursuant to restricted stock agreements originally issued under the terms of the 2013 Plan, the Company, at its discretion, has the option to repurchase unvested shares of restricted stock at the initial purchase price if the employees or non-employees terminate their service relationships with the Company. The shares are recorded in stockholders’ equity as they vest.
The following table summarizes changes in unvested restricted stock for the three months ended March 31, 2018 (in thousands, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock as of December 31, 2017	16	$—
Issued	—	$—
Vested	(4)	$—
Repurchased	—	$—
Unvested restricted stock as of March 31, 2018	12	$—
The aggregate fair value of restricted stock awards that vested during the three months ended March 31, 2018 and 2017, based upon the fair values of the stock underlying the restricted stock awards on the day of vesting, was $0.1 million and $0.9 million, respectively.
Stock Option Activity
The fair value of stock options granted during the three months ended March 31, 2018 and 2017 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	2.6%	2.1%
Expected dividend yield	—%	—%
Expected term (in years)	6.1	6.1
Expected volatility	64.8%	73.6%

Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended March 31, 2018 and 2017 was $14.56 per share and $10.69 per share, respectively.
The following table summarizes changes in stock option activity during the three months ended March 31, 2018 (in thousands, except per share amounts):

	Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	4,868	$6.28	7.9	$35,178
Granted	1,230	$23.95
Exercised	(198)	$3.97
Cancelled or forfeited	(76)	$13.80
Outstanding at March 31, 2018	5,824	$9.99	8.2	$74,180
Exercisable at March 31, 2018	2,345	$3.31	7.1	$44,706

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2018 and 2017 was $3.4 million and $0.8 million, respectively.
As of March 31, 2018, there was unrecognized stock-based compensation expense related to unvested stock options of $28.8 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years.
11.   Related-party Transactions
In July 2016, the Company entered into the Celgene Collaboration Agreement and a Series B-1 Preferred Stock Purchase Agreement with Celgene. Under the Celgene Collaboration Agreement, the Company received a non-refundable upfront payment of $225.0 million. Under the Series B-1 Preferred Stock Purchase Agreement, Celgene purchased 10,448,100 shares of Series B-1 convertible preferred stock for $36.1 million. These shares of Series B-1 convertible preferred stock converted into 2,831,463 shares of common stock upon the completion of the Company’s IPO. In addition, an affiliate of Celgene purchased 625,000 shares of the Company’s common stock in the IPO at the public offering price of $16.00 per share for a total of $10.0 million.
12.   Net Loss per Share
For purposes of the diluted loss per share calculation, outstanding stock options and unvested restricted common stock are considered to be potentially dilutive securities, however the following amounts were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2018	2017
Outstanding stock options	5,824	4,579
Unvested restricted common stock	12	36
Total	5,836	4,615

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the United States Securities and Exchange Commission, or the SEC, on March 8, 2018. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in Part II, Item 1A.
Overview
We are a clinical stage immunotherapy company dedicated to transforming the treatment of cancer by developing therapies that enable the immune system to attack tumors and provide long-lasting benefits to patients. We have developed a suite of integrated technologies that comprise our Translational Science Platform, enabling us to comprehensively interrogate the cellular and molecular composition of tumors. By focusing on specific cell types, both immune and non-immune, within tumors, we can prioritize targets and then identify related biomarkers designed to match the right therapy to the right patient. Through this scientific understanding of the tumor microenvironment, or TME, our goal is to effectively and efficiently identify and develop new cancer immunotherapies designed to benefit patients with tumors across the spectrum from highly inflamed, or “hot,” to poorly inflamed, or “cold,” and especially those not well served by current therapies.
Our most advanced product candidate, JTX-2011, is a clinical-stage monoclonal antibody that binds to and activates the Inducible T cell CO-Stimulator, or ICOS, a protein on the surface of certain T cells commonly found in many solid tumors. Our preclinical data demonstrates that JTX-2011 stimulates a significant T cell immune response against solid tumors. We submitted our investigational new drug application, or IND, for JTX-2011 to the Food and Drug Administration, or FDA, in July 2016 and began the Phase I portion of our JTX-2011 adaptive Phase I/II clinical trial in patients with solid tumors in August 2016. In June 2017, we presented preliminary safety, pharmacodynamic and pharmacokinetic data from the Phase I portion of this clinical trial as well as the recommended dose for the Phase II monotherapy cohorts at the 2017 American Society of Clinical Oncology, or ASCO, Annual Meeting.
In April 2017, we began enrollment in the monotherapy cohorts of the Phase II portion of this clinical trial, which evaluate JTX-2011 as a monotherapy in at least three tumor-specific cohorts, including head and neck squamous cell cancer, or HNSCC, non-small cell lung cancer, or NSCLC, gastric cancer, non-indication specific solid tumors and additional tumor types identified through our Translational Science Platform. In July 2017, we began enrollment in the combination cohorts of the Phase II portion of this clinical trial, which evaluate JTX-2011 in combination with nivolumab in at least six tumor types, including HNSCC, NSCLC, triple negative breast cancer, melanoma, gastric cancer and additional tumor types identified through our Translational Science Platform. We expect to provide preliminary efficacy data in the second quarter of 2018 at the 2018 ASCO Annual Meeting. We believe JTX-2011 has the potential to act both as a single agent and more importantly in combination with other therapies, such as anti-PD-1 antibodies, to offer treatment alternatives to patients who otherwise lack an effective response to currently approved therapies.
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
In July 2016, we entered into a Master Research and Collaboration Agreement, or the Celgene Collaboration Agreement, and a Series B-1 Preferred Stock Purchase Agreement with Celgene Corporation, or Celgene. Under the terms of these agreements, we received a $225.0 million upfront cash payment and $36.1 million from the sale of 10,448,100 shares of our Series B-1 convertible preferred stock, which shares converted into 2,831,463 shares of common stock upon the completion of our initial public offering, or IPO, in 2017.
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
The development milestones are payable on initiation of certain clinical trials and range from $32.5 million to $105.0 million, per program, with an aggregate total of $290.0 million. The regulatory approval milestones are payable upon regulatory approval in the United States and outside the United States and range from $7.5 million to $50.0 million per milestone, with an aggregate total of $700.0 million. The commercial milestones are payable upon achievement of specified aggregate product sales outside the United States for each program and range from $40.0 million to $200.0 million per milestone, with an aggregate total of $1.270 billion. We are also eligible to receive royalties on product sales outside the United States ranging from high single digit to mid-teen royalties. If Celgene elects to exercise any of the program options, Celgene will pay us an option-exercise fee of $10.0 million to $60.0 million that varies by program, with an aggregate of $182.5 million if Celgene exercises all six program options. The initial research term of the collaboration is four years, which can be extended, at Celgene’s option, annually for up to three additional years for additional consideration that ranges from $30.0 million to $45.0 million per year, for an aggregate of $120.0 million if the term is extended for an additional three years. As of March 31, 2018, we had not received any option exercise, research term extension, milestone or royalty payments under the Celgene Collaboration Agreement.
Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, developing our Translational Science Platform and conducting research, preclinical studies and clinical trials. We do not have any products approved for sale. We are subject to a number of risks comparable to those of other similar companies, including dependence on key individuals; the need to develop commercially viable products; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of our products. We have funded our operations through March 31, 2018 primarily through proceeds received from our IPO, the upfront payment received under the Celgene Collaboration Agreement and private placements of our convertible preferred stock.
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
Due to our significant research and development expenditures, we have generated substantial operating losses in each annual period since our inception. We have incurred an accumulated deficit of $149.6 million through March 31, 2018. We expect to incur substantial additional losses in the future as we expand our research and development activities.
Financial Operations Overview
Revenue
For the three months ended March 31, 2018, we recognized $11.2 million of collaboration revenue under the Celgene Collaboration Agreement related to the $225.0 million upfront payment received in 2016. We had $151.9 million of deferred revenue as of March 31, 2018, which is classified as either current or net of current portion in our condensed consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of March 31, 2018, we had not received any milestone or royalty payments under the Celgene Collaboration Agreement.
In the future, we expect to continue to generate revenue from the Celgene Collaboration Agreement and may generate revenue from product sales or other collaboration agreements, strategic alliances and licensing arrangements. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year based upon our pattern of performance under the Celgene Collaboration Agreement and as a result of the timing and amount of license fees, milestones, reimbursement of costs incurred and other payments and product sales, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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
A change in the outcome of any of these variables with respect to the development of any of our product candidates would significantly change the costs, timing and viability associated with the development of that product candidate. We plan to increase our research and development expenses for the foreseeable future as we continue the enhancement of our Translational Science Platform, our collaboration with Celgene and progress our pipeline. Due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our programs and/or product candidates, we do not track all of our internal research and development expenses on a program-by-program basis as they primarily relate to personnel, early research, and consumable costs, which are deployed across multiple projects under development. Also, due to the early stage of our programs and product candidates, we cannot reasonably estimate certain of the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize our products, if and when approved. A portion of our research and development costs are external costs, which we do track on a program-by-program basis following the program’s nomination to the development candidate stage. We began incurring such external costs for JTX-2011 in early 2015 and JTX-4014 in early 2016.

Included below are external research and development and external clinical and regulatory costs for JTX-2011, JTX-4014 and our pre-development candidates:

	Three Months Ended March 31,
(in thousands)	2018	2017
JTX-2011	$4,795	$5,182
JTX-4014	2,585	946
Pre-development candidates	668	336
Total external research and development and clinical and regulatory costs	$8,048	$6,464
Research and development activities account for a significant portion of our operating expenses. As we continue to implement our business strategy, we expect our research and development expenses to increase over the next several years. We expect that these expenses will increase as we:

•	continue our adaptive Phase I/II clinical trial with JTX-2011;

•	continue to identify and test potential combination agents to be studied with JTX-2011;

•	continue our IND-enabling activities for JTX-4014 and advance this program into clinical trials;

•	continue to develop and identify potential predictive biomarkers and complementary diagnostics and/or companion diagnostics for JTX-2011 and other potential product candidates;

•
continue to develop and enhance our Translational Science Platform and advance our early stage pipeline of immunotherapy programs, including early research activities under our Celgene collaboration, into later stages of development; and

•	increase our headcount to meet our evolving needs.
Product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.
General and Administrative Expenses
General and administrative expenses consist of salaries and personnel-related costs, including non-cash stock-based compensation expense, for our personnel in executive, business development, legal, finance and accounting, human resources and other administrative functions, consulting fees, facility costs not otherwise included in research and development expenses, fees paid for accounting and tax services and non-litigation legal costs. Non-litigation legal costs include general corporate legal fees, patent legal fees and related costs. We anticipate that our general and administrative expenses will increase in the future to support our continued operations.
Other Income, Net
Other income, net, consists primarily of interest and investment income on our cash, cash equivalents and investments.

Results of Operations
Comparison of the Three Months Ended March 31, 2018 and 2017
The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017, along with the changes in those items in dollars:

	Three Months Ended March 31,
(in thousands)	2018	2017	$ Change
Revenue:
Collaboration revenue—related party	$11,195	$20,289	$(9,094)
Operating expenses:
Research and development	18,162	14,959	3,203
General and administrative	6,802	5,577	1,225
Total operating expenses	24,964	20,536	4,428
Other income, net	741	632	109
Net (loss) income	$(13,028)	$385	$(13,413)
Collaboration Revenue
Collaboration revenue for the three months ended March 31, 2018 and 2017 was solely related to the recognition of the upfront payment we received under our Celgene Collaboration Agreement that was executed in July 2016. The decrease in collaboration revenue of $9.1 million from the three months ended March 31, 2017 to the three months ended March 31, 2018 is primarily attributable to our adoption effective as of January 1, 2018 of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606. Under ASC 606, we have transitioned from recognizing revenue on a straight-line basis over the estimated performance period for each unit of accounting, which was a permitted method of revenue recognition under previous accounting guidance, to recognizing revenue based on our pattern of performance for each performance obligation.
Research and Development Expenses
The following table summarizes our research and development expenses for three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands)	2018	2017	$ Change
Employee compensation	$6,190	$4,786	$1,404
External research and development	3,970	3,222	748
External clinical and regulatory	4,078	3,242	836
Lab consumables	1,744	1,682	62
Consulting research	311	161	150
Facility costs	1,380	1,497	(117)
Other research	489	369	120
Total research and development expenses	$18,162	$14,959	$3,203
Research and development expenses increased by $3.2 million from $15.0 million for the three months ended March 31, 2017 to $18.2 million for the three months ended March 31, 2018. The increase in research and development expenses was primarily attributable to the following:

•	$1.4 million of increased employee compensation costs, including $0.2 million of increased stock-based compensation expense, primarily attributable to increased headcount;

•	$0.7 million of increased external research and development costs primarily attributable to increased IND‑enabling activities related to JTX-4014; and

•	$0.8 million of increased external clinical and regulatory costs related to our JTX-2011 adaptive Phase I/II clinical trial, for which the Phase II portion commenced enrollment in April 2017.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands)	2018	2017	$ Change
Employee compensation	$3,199	$2,284	$915
Professional services	1,504	1,076	428
Facility costs	1,090	1,319	(229)
Other	1,009	898	111
Total general and administrative expenses	$6,802	$5,577	$1,225
General and administrative expenses increased by $1.2 million from $5.6 million for the three months ended March 31, 2017 to $6.8 million for the three months ended March 31, 2018. The increase in general and administrative expenses was primarily attributable to the following:

•	$0.9 million of increased employee compensation costs, primarily attributable to $0.7 million of increased stock-based compensation expense; and

•	$0.4 million of increased professional services fees primarily attributable to operating as a public company.
Other Income, net
Other income, net, increased by $0.1 million from $0.6 million for the three months ended March 31, 2017 to $0.7 million for the three months ended March 31, 2018. The change in other income, net is attributable to increased interest and investment income on our cash, cash equivalents and investments as a result of an overall increased rate of return due to rising interest rates and the short-term nature of our investments.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations through March 31, 2018 primarily through net proceeds from our IPO of $106.4 million, a non-refundable upfront payment of $225.0 million received in connection with the Celgene Collaboration Agreement and gross proceeds from private placements of our convertible preferred stock of $139.1 million. As of March 31, 2018, we had cash, cash equivalents and investments of $237.2 million.
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
Due to our significant research and development expenditures, we have generated substantial operating losses since inception. We have incurred an accumulated deficit of $149.6 million through March 31, 2018. We expect to incur substantial additional losses in the future as we expand our research and development activities and continue to advance our programs. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments of $237.2 million will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. However, we have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our capital resources sooner than we expect. The timing and amount of our operating expenditures will depend largely on:

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
In addition to the variables described above, if and when any of our product candidates successfully complete development, we expect to incur substantial additional costs associated with regulatory filings, marketing approval, post-marketing requirements, maintaining our intellectual property rights, and regulatory protection, in addition to other costs. We cannot reasonably estimate these costs at this time.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements, including our Celgene Collaboration Agreement. We currently do not have a credit facility or committed sources of capital. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
(in thousands)	2018	2017
Net cash (used in) provided by:
Operating activities	$(21,119)	$(17,439)
Investing activities	119,581	(72,853)
Financing activities	784	107,435
Net increase in cash, cash equivalents and restricted cash	$99,246	$17,143
Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2018 was $21.1 million, compared to net cash used in operating activities of $17.4 million for the three months ended March 31, 2017. Cash used in operating activities increased by $3.7 million primarily due to an increase in our operating expenses during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase in operating expenses was primarily due to our increased headcount, increased external research and development costs and increased clinical and regulatory costs related to our JTX-2011 adaptive Phase I/II clinical trial.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2018 was $119.6 million, compared to net cash used in investing activities of $72.9 million for the three months ended March 31, 2017. This net change of $192.4 million was primarily due to purchases of investments during the three months ended March 31, 2017 using the net proceeds received from our IPO. During the three months ended March 31, 2018, we received $120.8 million of proceeds from maturities of investments, which were either re-invested in cash equivalents or used to fund operations. In addition, purchases of property and equipment decreased by $6.8 million primarily due to purchases of leasehold improvements during the three months ended March 31, 2017 associated with our corporate headquarters.
Cash Provided by Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2018 was $0.8 million, compared to net cash provided by financing activities of $107.4 million for the three months ended March 31, 2017. Cash provided by financing activities decreased by $106.7 million primarily due to the receipt of $106.4 million of net proceeds from the closing of our IPO in February 2017, after deducting underwriting discounts and commissions and other offering expenses paid by us. A portion of these offering expenses were paid during the year ended December 31, 2016. No such financings occurred during the three months ended March 31, 2018. This decrease was offset by a $0.7 million increase in proceeds received from the exercise of stock options during three months ended March 31, 2018 as compared to the three months ended March 31, 2017.
Contractual Obligations
There have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 8, 2018.
Off-Balance Sheet Arrangements
We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates which include, but are not limited to, estimates related to revenue recognized under the Celgene Collaboration Agreement, accrued expenses, stock-based compensation expense and income taxes. We base our estimates on historical experience and other market specific or other relevant assumptions we believe to be reasonable under the circumstances. Actual results could differ from those estimates.
Effective January 1, 2018, we adopted ASC 606. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In applying ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the promises and performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligations. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. See Note 3 to our condensed consolidated financial statements included within Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the application of ASC 606 to the Celgene Collaboration Agreement.
There were no other material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 8, 2018.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of March 31, 2018, we had cash, cash equivalents and investments of $237.2 million. This amount was comprised of cash and cash equivalents of $122.8 million and short-term investments of $114.4 million. Our cash and cash equivalents consist primarily of money market funds that are invested in U.S. Treasury obligations. Our short-term investments consist of corporate debt securities, U.S. Treasury obligations and government agency securities with an original maturity greater than ninety days and less than one year from the balance sheet date. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of our cash equivalents and investments, a sudden change in interest rates would not be expected to have material effect on our business, financial condition or results of operations.
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2018.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2018, we implemented certain internal controls in connection with the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our other efforts have been invested in early stage, preclinical and earlier development programs. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of JTX-2011, JTX-4014 or any other future product candidates, which may never occur. We currently generate no revenues from sales of any products, and we may never be able to develop or commercialize a marketable product. JTX-2011, JTX-4014 and any other future product candidates will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenues from product sales. In addition, our product development programs contemplate the development of complementary diagnostics and/or companion diagnostics, which are assays or tests to identify an appropriate patient population. Complementary diagnostics and companion diagnostics are subject to regulation as medical devices and, if there are no adequate complementary diagnostics and/or companion diagnostics currently on the market for our product candidates, we may elect to advance a diagnostic and that diagnostic would have to be approved or cleared for marketing by the Food and Drug Administration, or FDA, or comparable foreign regulatory agencies before we could commercialize it. The success of JTX-2011, JTX-4014 and any other future product candidates will depend on several factors, including the following:

•	successful completion of preclinical studies of JTX-4014 and any future product candidates;

•	successful completion of non-clinical toxicology studies that may be required for regulatory approval of JTX-2011;

•	acceptance of investigational new drug applications, or INDs, for our planned clinical trials or future clinical trials;

•	successful enrollment and completion of clinical trials;

•	demonstration of a benefit/risk profile for JTX-2011, JTX-4014 and any other future product candidates that is sufficient to support a successful biologics license application, or BLA;

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
We may experience delays in completing our preclinical studies and initiating or completing clinical trials, and we may experience numerous unforeseen events during, or as a result of, any potential future clinical trials that could delay or prevent our ability to receive marketing approval of JTX-2011, JTX-4014 and any other future product candidates, including:

•	regulators, institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs;

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
Our product candidates could cause undesirable side effects similar to those toxicities observed in other immunotherapies. While we have already evaluated JTX-2011 in these in vitro tests, our Phase II clinical trial of JTX-2011 has been ongoing for a limited period of time, and we have only preliminary safety data on the risk profile in humans. It remains possible that new or more severe toxicities could be seen if JTX-2011 or JTX-4014 is used in combination with other agents. Such toxicities, if observed, could result in development delays, delay or denial of approval, or limit the labeling and thus overall market scope for JTX-2011 or JTX-4014.
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
In July 2016, we entered into a Master Research and Collaboration Agreement, or the Celgene Collaboration Agreement, with Celgene Corporation, or Celgene, focused on developing and commercializing biologic immunotherapies. Under our Celgene Collaboration Agreement with Celgene, Celgene may exercise options granting it certain commercialization or licensing rights for JTX-2011, JTX-4014 and other product candidate programs from a pool of certain molecular targets. The collaboration involves a complex allocation of rights, provides for milestone payments to us based on the achievement of specified clinical development, regulatory and commercial milestones, provides for additional payments upon Celgene’s election to exercise rights to commercialize additional product candidates or extend the research term, and provides us with profit-sharing and royalty-based revenue if certain product candidates are successfully commercialized. We cannot provide any assurance with respect to, or otherwise, the success of the collaboration.
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
During the research term in our collaboration agreement with Celgene, we may not alone, or with a third party, research, develop, manufacture or commercialize a biologic that binds to ICOS or a pool of certain B cell, T regulatory cell or tumor-associated macrophage targets, other than PD-1, that meet certain criteria, termed an exclusive target, and inhibit, activate or otherwise modulate the activity of such exclusive target. In addition, if Celgene exercises its option for a program within the collaboration other than JTX-4014, then until termination or expiration of the applicable co-development and co-commercialization agreement for such program, we may not directly or indirectly research, develop, manufacture or commercialize, outside of the collaboration, any biologic with specified activity against that program’s collaboration target. Further, our collaboration with Celgene is governed by the joint steering committee, or JSC, and a joint patent committee. The JSC may establish additional subcommittees, to oversee particular projects or activities. Subject to limitations specified in the agreement, if the applicable governance committee is unable to make a decision by consensus and the parties are unable to resolve the issue through escalation to specified senior executive officers of the parties, then we generally have final decision-making authority over research and development matters for programs prior to Celgene’s exercise of its option to such program. If Celgene exercises its option for a program, final decision-making authority for that program is specified in the applicable co-development and co-commercialization agreement or license agreement. These exclusivity and governance provisions may inhibit our development efforts and may materially harm our business, financial condition, results of operations and prospects.

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
We are a clinical stage biopharmaceutical company with a limited operating history, and we are early on in our development efforts. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain marketing approval and become commercially viable. We have financed our operations primarily through the sale of equity securities, convertible debt securities and our collaboration with Celgene. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of JTX-2011 and preclinical and planned clinical development of JTX-4014 and other discovery programs. The size of our future net losses will depend, in part, on our future expenses and our ability to generate additional revenue, if any. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have incurred losses in each annual period since our inception. For the years ended December 31, 2017, 2016 and 2015, we reported net losses of $16.4 million, $13.7 million and $28.5 million, respectively. For the three months ended March 31, 2018, we reported a net loss of $13.0 million. As of March 31, 2018, we had an accumulated deficit of $149.6 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for JTX-2011, JTX-4014 and any future product candidates.
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

•	launching and commercializing our product candidates for which we obtain marketing approvals, either directly or with a collaborator or distributor;

•	obtaining market acceptance of JTX-2011, JTX-4014 and any future product candidates as viable treatment options;

•	addressing any competing technological and market developments;

•	identifying, assessing, acquiring and developing new product candidates;

•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;

•	obtaining, maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and

•	attracting, hiring and retaining qualified personnel.
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
Our operations have consumed substantial amounts of cash since inception. As of March 31, 2018, our cash, cash equivalents and investments were $237.2 million. We expect to continue to spend substantial amounts to continue the clinical development of JTX-2011 and preclinical and clinical development of JTX-4014 and any future product candidates. If we are able to gain marketing approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize those product candidates to the extent that such launch and commercialization are not the responsibility of a collaborator. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of JTX-2011, JTX-4014 and any other future product candidates. Our future capital requirements depend on many factors, including:

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;

•	the timing of, and the costs involved in, obtaining marketing approvals for our product candidates if clinical trials are successful;

•	the success of our collaboration with Celgene;

•	whether Celgene exercises its licensing and co-development options under our Celgene Collaboration Agreement, each of which would trigger additional payments to us;

•	the cost of commercialization activities for our product candidates, that are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;

•	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;

•	the emergence of competing cancer therapies and other adverse market developments; and

•	the requirement for and cost of developing complementary diagnostics and/or companion diagnostics.
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
Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek patent term adjustments or extensions of patent terms in the United States for our licensed patents and any patents we own in the future and, if available, in other countries where that may be available when we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the United States Patent and Trademark Office, or USPTO, in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failure to exercise due diligence during the testing phase or regulatory review process, failure to apply within applicable deadlines, failure to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case, which could result in a material adverse effect on our business, financial condition, results of operation and prospects.
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
As of March 31, 2018, we had 112 full-time employees, including 86 employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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
As of March 31, 2018, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and their affiliates, beneficially owned approximately 74% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

As a public company, we are incurring and will continue to incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, as well as various requirements imposed by the Sarbanes-Oxley Act, rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
As of March 31, 2018, we had used all of the net proceeds received from the IPO, primarily in advancing JTX-2011 through Phase I/II clinical trials, manufacturing pre-commercial clinical trial and preclinical study materials, conducting IND-enabling activities for JTX-4014 and for working capital and general corporate purposes. There was no material change in the use of proceeds from our IPO from the planned use as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on January 27, 2017.

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
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements

*	Filed herewith
+	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOUNCE THERAPEUTICS, INC.

Date: May 9, 2018	By:	/s/ Kim C. Drapkin
Kim C. Drapkin
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)