Form 10-Q
period 2018-06-30
Jounce Therapeutics, Inc.
filed 2018-08-09
CIK 1640455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2018

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

As of August 3, 2018, there were 32,627,628 shares of common stock, $0.001 par value per share, outstanding.

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

•	our competitive position, and developments and projections relating to our competitors and our industry;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

•	the impact of laws and regulations.
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

Item 1. Financial Statements

Jounce Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except par value amounts)

d

	June 30,	December 31,
	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$50,109	$23,559
Short-term investments	182,602	212,093
Prepaid expenses and other current assets	2,619	19,945
Total current assets	235,330	255,597
Property and equipment, net	15,143	16,151
Long-term investments	—	22,199
Other non-current assets	2,682	2,713
Total assets	$253,155	$296,660
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,990	$2,849
Accrued expenses	6,986	8,454
Deferred rent and lease incentive, current	61	61
Deferred revenue, current—related party	55,553	51,142
Other current liabilities	91	45
Total current liabilities	65,681	62,551
Deferred rent and lease incentive, net of current portion	2,018	1,955
Deferred revenue, net of current portion—related party	76,947	65,018
Other non-current liabilities	14	27
Total liabilities	144,660	129,551
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000 shares authorized at June 30, 2018 and December 31, 2017; no shares issued or outstanding at June 30, 2018 or December 31, 2017	—	—
Common stock, $0.001 par value: 160,000 shares authorized at June 30, 2018 and December 31, 2017; 32,606 and 32,265 shares issued at June 30, 2018 and December 31, 2017, respectively; 32,596 and 32,249 shares outstanding at June 30, 2018 and December 31, 2017, respectively	33	32
Additional paid-in capital	262,908	257,101
Accumulated other comprehensive loss	(216)	(409)
Accumulated deficit	(154,230)	(89,615)
Total stockholders’ equity	108,495	167,109
Total liabilities and stockholders’ equity	$253,155	$296,660
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Collaboration revenue—related party	$19,378	$20,289	$30,573	$40,578
Operating expenses:
Research and development	18,495	17,188	36,657	32,147
General and administrative	6,523	6,129	13,325	11,706
Total operating expenses	25,018	23,317	49,982	43,853
Operating loss	(5,640)	(3,028)	(19,409)	(3,275)
Other income, net	966	752	1,707	1,384
Loss before provision for income taxes	(4,674)	(2,276)	(17,702)	(1,891)
Provision for income taxes	—	1,104	—	1,104
Net loss	$(4,674)	$(3,380)	$(17,702)	$(2,995)

Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(4,674)	$(3,380)	$(17,702)	$(2,995)
Accrued dividends on Series A convertible preferred stock	—	—	—	(268)
Accrued dividends on Series B convertible preferred stock	—	—	—	(318)
Accrued dividends on Series B-1 convertible preferred stock	—	—	—	(208)
Net loss attributable to common stockholders	$(4,674)	$(3,380)	$(17,702)	$(3,789)
Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.11)	$(0.55)	$(0.14)
Weighted-average common shares outstanding, basic and diluted	32,497	32,144	32,435	27,867
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(4,674)	$(3,380)	$(17,702)	$(2,995)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	135	(66)	193	(119)
Comprehensive loss	$(4,539)	$(3,446)	$(17,509)	$(3,114)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(17,702)	$(2,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,628	2,389
Depreciation expense	1,908	2,591
Net amortization of premiums and discounts on investments	(138)	557
Changes in operating assets and liabilities:
Taxes receivable	16,737	—
Prepaid taxes	—	(4,896)
Prepaid expenses and other current assets	589	(837)
Other non-current assets	31	(87)
Accounts payable	201	323
Accrued expenses and other current liabilities	(1,421)	1,786
Deferred revenue—related party	(30,573)	(40,579)
Deferred rent	63	(257)
Net cash used in operating activities	(25,677)	(42,005)
Investing activities:
Purchases of investments	(127,889)	(133,263)
Proceeds from maturities of investments	175,913	63,068
Proceeds from sales of investments	3,997	15,638
Purchases of property and equipment	(959)	(11,962)
Net cash provided by (used in) investing activities	51,062	(66,519)
Financing activities:
Proceeds from initial public offering of common stock, net of issuance costs	—	107,008
Proceeds from exercise of stock options	1,165	150
Net cash provided by financing activities	1,165	107,158
Net increase (decrease) in cash, cash equivalents and restricted cash	26,550	(1,366)
Cash, cash equivalents and restricted cash, beginning of period	24,829	46,368
Cash, cash equivalents and restricted cash, end of period	$51,379	$45,002
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$110	$767

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
In June 2018, the Company presented preliminary efficacy data at the 2018 ASCO Annual Meeting. In the data presented at the 2018 ASCO Annual Meeting, JTX-2011 showed a favorable safety profile both alone and in combination with nivolumab in heavily pretreated patients with advanced cancer. Preliminary signals of clinical activity with JTX-2011 monotherapy and in combination with nivolumab were observed, accompanied by a potential pharmacodynamic biomarker. In June 2018, the Company also began enrollment of dose escalation cohorts evaluating the safety of JTX-2011 in combination with ipilimumab and in combination with pembrolizumab.
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
As of June 30, 2018, the Company had cash, cash equivalents, and investments of $232.7 million. The Company expects that its existing cash, cash equivalents, and investments will enable it to fund its expected operating expenses and capital expenditure requirements for at least 24 months from August 9, 2018, the filing date of this Quarterly Report on Form 10-Q. The Company expects to finance its future cash needs through a combination of equity or debt financings and collaboration arrangements, including potential cash inflows from its Master Research and Collaboration Agreement (the “Celgene Collaboration Agreement”) with Celgene Corporation (“Celgene”).

2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of June 30, 2018 and December 31, 2017, and for the three and six months ended June 30, 2018 and 2017, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 8, 2018 (the “Annual Report on Form 10-K”).
The information presented in the condensed consolidated financial statements and related notes as of June 30, 2018, and for the three and six months ended June 30, 2018 and 2017, is unaudited. The December 31, 2017 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
Interim results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Jounce Therapeutics, Inc. and its wholly-owned subsidiary, Jounce Mass Securities, Inc. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2018, except as discussed below with respect to the adoption of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).
Effective January 1, 2018, the Company adopted ASC 606. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In applying ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the promises and performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. See Note 3, “Celgene Collaboration Agreement”, for further information on the application of ASC 606 to the Celgene Collaboration Agreement.
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
Additionally, the following tables present a summary of the amount by which each financial statement line item was affected as of and during the three and six months ended June 30, 2018 by the application of ASC 606 as compared to ASC Topic 605, Revenue Recognition (“ASC 605”), the revenue recognition guidance that was in effect before this change in accounting principle (in thousands, except per share amounts):

	June 30, 2018
	ASC 606	ASC 605	Difference
Deferred revenue, current—related party	$55,553	$46,250	$9,303
Deferred revenue, net of current portion—related party	$76,947	$43,931	$33,016

	Three Months Ended June 30, 2018
	ASC 606	ASC 605	Difference
Collaboration revenue—related party	$19,378	$12,989	$6,389
Net loss	$(4,674)	$(11,063)	$6,389
Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.34)	$0.20

	Six Months Ended June 30, 2018
	ASC 606	ASC 605	Difference
Collaboration revenue—related party	$30,573	$25,979	$4,594
Net loss	$(17,702)	$(22,296)	$4,594
Net loss per share attributable to common stockholders, basic and diluted	$(0.55)	$(0.69)	$0.14
The application of ASC 606 did not have an overall impact on the Company’s net cash used in operating activities for the six months ended June 30, 2018, but did result in offsetting adjustments to net loss and the change in deferred revenue presented within the statement of cash flows.
Both the cumulative adjustment of $46.9 million recorded upon the initial application of ASC 606 and the differences outlined above are primarily attributable to the transition from recognizing revenue on a straight-line basis over the estimated performance period for each unit of accounting, which was a permitted method of revenue recognition under ASC 605, to recognizing revenue based on the Company’s pattern of performance for each performance obligation under ASC 606. As part of the adoption of ASC 606, the Company implemented new processes to objectively measure the performance under the Celgene Collaboration Agreement. See Note 3, “Celgene Collaboration Agreement”, for further information on the application of ASC 606 to the Celgene Collaboration Agreement.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. The new standard includes a short-term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which permits entities to continue applying legacy guidance in ASC Topic 840, Leases, including its disclosure requirements, in the comparative periods presented in the year that the entity adopts the new leasing standard. The new standard will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted for public entities. The Company is currently evaluating the impact that ASU 2016-02 may have on the condensed consolidated financial statements, and it has substantially completed an assessment of its contracts. The Company expects to record lease assets and lease liabilities upon adoption of this guidance.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires entities to show the change in the total of cash, cash equivalents, restricted cash and restricted cash equivalents within the statement of cash flows. As a result, entities no longer separately present transfers between unrestricted cash and restricted cash. This guidance became effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Accordingly, the Company adopted ASU 2016-18 effective January 1, 2018 using a retrospective transition method, and there was not a material impact to the condensed consolidated financial statements as a result of the adoption of this guidance. See Note 7, “Restricted Cash”, for incremental disclosures associated with the adoption of ASU 2016-18.
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
In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This guidance is intended to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. This guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted for public entities. The Company does not anticipate a material impact to the condensed consolidated financial statements as a result of the adoption of this guidance.
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

•
The Company will retain 25 percent of the U.S. operating profits or losses arising from commercialization of the first program (the “Lead Program”), other than JTX-2011 or JTX-4014, for which an IND is filed under the collaboration, with 75 percent allocated to Celgene. Celgene has a one-time right to substitute and swap the economics and governance of this program with that of another program for which it exercises an option (other than JTX-2011 and JTX-4014).

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
For the three and six months ended June 30, 2018, the Company recognized collaboration revenue of $19.4 million and $30.6 million, respectively, under the Celgene Collaboration Agreement related to the $225.0 million upfront payment received in 2016. As of June 30, 2018, the Company had $132.5 million of deferred revenue, which is classified as either “current” or “net of current portion” in the accompanying condensed consolidated balance sheets based on the period over which the revenue is expected to be recognized. This deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are partially unsatisfied as of June 30, 2018. The Company expects to recognize revenue related to these performance obligations through July 2020.
The following table presents changes in the Company’s contract liabilities during the six months ended June 30, 2018 (in thousands):

	Balance as of			Balance as of
	January 1, 2018	Additions	Reductions	June 30, 2018
Contract liabilities:
Deferred revenue	$163,073	$—	$(30,573)	$132,500
Totals	$163,073	$—	$(30,573)	$132,500
The reductions to the deferred revenue contract liability during the six months ended June 30, 2018 were comprised of revenue recognized for research and development services performed, as well as a cumulative catch-up adjustment of $4.1 million arising from changes in costs estimated to be incurred under the Celgene Collaboration Agreement.
All revenue recognized during the six months ended June 30, 2018 was included within the beginning balance of the deferred revenue contract liability.
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
Assets measured at fair value on a recurring basis as of June 30, 2018 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$50,109	$50,109	$—	$—
Investments:
Corporate debt securities	74,346	—	74,346	—
U.S. Treasuries	69,716	69,716	—	—
Government agency securities	38,540	38,540	—	—
Totals	$232,711	$158,365	$74,346	$—
Assets measured at fair value on a recurring basis as of December 31, 2017 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$21,059	$21,059	$—	$—
Investments:
Corporate debt securities	65,173	—	65,173	—
U.S. Treasuries	110,948	110,948	—	—
Government agency securities	58,171	58,171	—	—
Totals	$255,351	$190,178	$65,173	$—
There were no changes in valuation techniques or transfers between the fair value measurement levels during the three and six months ended June 30, 2018 or during the year ended December 31, 2017. There were no liabilities measured at fair value on a recurring basis as of June 30, 2018 or December 31, 2017.
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

Cash equivalents and short-term investments as of June 30, 2018 were comprised as follows (in thousands):

	June 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$50,109	$—	$—	$50,109
Corporate debt securities	74,423	—	(77)	74,346
U.S. Treasuries	69,714	3	(1)	69,716
Government agency securities	38,681	—	(141)	38,540
Total cash equivalents and short-term investments	$232,927	$3	$(219)	$232,711
The Company maintained no long-term investments as of June 30, 2018.
Cash equivalents, short-term investments and long-term investments as of December 31, 2017 were comprised as follows (in thousands):

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$21,059	$—	$—	$21,059
Corporate debt securities	58,136	—	(64)	58,072
U.S. Treasuries	111,049	—	(101)	110,948
Government agency securities	43,204	—	(131)	43,073
Total cash equivalents and short-term investments	233,448	—	(296)	233,152
Long-term investments:
Corporate debt securities	7,117	—	(16)	7,101
Government agency securities	15,195	—	(97)	15,098
Total long-term investments	22,312	—	(113)	22,199
Total cash equivalents and investments	$255,760	$—	$(409)	$255,351
As of June 30, 2018 and December 31, 2017, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $57.8 million and $113.9 million, respectively. As of June 30, 2018 and December 31, 2017, the aggregate fair value of securities that were in an unrealized loss position for more than twelve months was $39.8 million and $107.9 million, respectively. As of June 30, 2018, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of June 30, 2018.
There were immaterial realized gains and losses on available-for-sale securities during the three and six months ended June 30, 2018 and 2017.

6.     Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of June 30, 2018 and December 31, 2017 were comprised as follows (in thousands):

	June 30,	December 31,
	2018	2017
Prepaid expenses	$2,195	$2,196
Taxes receivable	—	16,737
Interest receivable on investments	424	969
Other current assets	—	43
Total prepaid expenses and other current assets	$2,619	$19,945
Taxes receivable decreased from December 31, 2017 to June 30, 2018 due to the Company’s receipt of $16.8 million in federal and state income tax refunds during the three months ended June 30, 2018.
7.     Restricted Cash
As of both June 30, 2018 and December 31, 2017, the Company maintained non-current restricted cash of $1.3 million. This amount is included within “Other non-current assets” in the accompanying condensed consolidated balance sheets and is comprised solely of a letter of credit required pursuant to the lease for the Company’s corporate headquarters.
The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$23,559	$50,109	$44,848	$43,482
Restricted cash	1,270	1,270	1,520	1,520
Cash, cash equivalents and restricted cash	$24,829	$51,379	$46,368	$45,002
8.     Accrued Expenses
Accrued expenses as of June 30, 2018 and December 31, 2017 were comprised as follows (in thousands):

	June 30,	December 31,
	2018	2017
Employee compensation and benefits	$2,361	$3,683
External research and professional services	4,414	4,647
Lab consumables and other	211	124
Total accrued expenses	$6,986	$8,454
9.   Common Stock and Preferred Stock
Common Stock

The Company is authorized to issue 160,000,000 shares of common stock. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors.

Preferred Stock

Upon completion of the Company’s IPO, all outstanding preferred stock was automatically converted into an aggregate of 22,283,690 shares of common stock. The Company is also authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of June 30, 2018, no shares of preferred stock were issued or outstanding.

Shares Reserved for Future Issuance
As of June 30, 2018 and December 31, 2017, the Company had reserved for future issuance the following number of shares of common stock (in thousands):

	June 30,	December 31,
	2018	2017
Shares reserved for vesting of restricted stock awards	10	16
Shares reserved for exercises of outstanding stock options	5,769	4,868
Shares reserved for future issuance under the 2017 Stock Option and Incentive Plan	1,080	1,032
Total shares reserved for future issuance	6,859	5,916
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
The 2017 Plan provides for the grant of ISOs, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2017 Plan. The terms of awards, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the 2017 Plan.
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
As of June 30, 2018, there were 1,080,174 shares available for future issuance under the 2017 Plan.
2017 Employee Stock Purchase Plan
In January 2017, the Board of Directors adopted and the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which became effective upon the closing of the Company’s IPO. The Company initially reserved 302,000 shares of common stock for future issuance under the 2017 ESPP. The 2017 ESPP also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 ESPP on January 1, 2018 and each January 1st thereafter through January 1, 2027. The number of shares added each year will be equal to the lesser of (i) 1% of the outstanding shares on the immediately preceding December 31st, (ii) 603,000 shares or (iii) such amount as determined by the Compensation Committee of the Board of Directors. Effective January 1, 2018, 322,652 additional shares were automatically added to the shares authorized for issuance under the 2017 ESPP and these shares and were subsequently registered on a

Registration Statement on Form S-8. No offering periods under the 2017 ESPP had been initiated as of June 30, 2018.
Stock-based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$1,212	$611	$2,362	$1,550
General and administrative	1,148	425	2,266	839
Total stock-based compensation expense	$2,360	$1,036	$4,628	$2,389

Restricted Stock Activity
Pursuant to restricted stock agreements originally issued under the terms of the 2013 Plan, the Company, at its discretion, has the option to repurchase unvested shares of restricted stock at the initial purchase price if the employees or non-employees terminate their service relationships with the Company. The shares are recorded in stockholders’ equity as they vest.
The following table summarizes changes in unvested restricted stock for the six months ended June 30, 2018 (in thousands, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock as of December 31, 2017	16	$—
Issued	—	$—
Vested	(6)	$—
Repurchased	—	$—
Unvested restricted stock as of June 30, 2018	10	$—
The aggregate fair value of restricted stock awards that vested during the three months ended June 30, 2018 and 2017, based upon the fair values of the stock underlying the restricted stock awards on the day of vesting, was less than $0.1 million and $0.2 million, respectively. The aggregate fair value of restricted stock awards that vested during the six months ended June 30, 2018 and 2017 was $0.1 million and $1.1 million, respectively.
Stock Option Activity
The fair value of stock options granted during the three and six months ended June 30, 2018 and 2017 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Risk-free interest rate	2.8%	2.0%	2.7%	2.1%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	5.8	6.1	6.0	6.1
Expected volatility	66.6%	73.6%	65.1%	73.6%

Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended June 30, 2018 and 2017 was $8.89 per share and $15.33 per share, respectively. The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2018 and 2017 was $13.74 and $12.05, respectively.
The following table summarizes changes in stock option activity during the six months ended June 30, 2018 (in thousands, except per share amounts):

	Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	4,868	$6.28	7.9	$35,178
Granted	1,438	$22.58
Exercised	(341)	$3.41
Cancelled or forfeited	(196)	$15.65
Outstanding at June 30, 2018	5,769	$10.20	8.0	$14,749
Exercisable at June 30, 2018	2,556	$4.26	7.0	$11,780

The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2018 and 2017 was $1.0 million and $0.2 million, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2018 and 2017 was $4.4 million and $1.0 million, respectively.
As of June 30, 2018, there was unrecognized stock-based compensation expense related to unvested stock options of $27.1 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.
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
12.   Net Loss per Share
For purposes of the diluted loss per share calculation, outstanding stock options and unvested restricted common stock are considered to be potentially dilutive securities, however the following amounts were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Three and Six Months Ended June 30,
	2018	2017
Outstanding stock options	5,769	4,663
Unvested restricted common stock	10	26
Total	5,779	4,689

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
In June 2018, we presented preliminary efficacy data at the 2018 ASCO Annual Meeting. In the data presented at the 2018 ASCO Annual Meeting, JTX-2011 showed a favorable safety profile both alone and in combination with nivolumab in heavily pretreated patients with advanced cancer. Preliminary signals of clinical activity with JTX-2011 monotherapy and in combination with nivolumab were observed, accompanied by a potential pharmacodynamic biomarker. We believe JTX-2011 has the potential to act both as a single agent and more importantly in combination with other therapies, such as anti-PD-1 and anti-CTLA-4 antibodies, to offer treatment alternatives to patients who otherwise lack an effective response to currently approved therapies. In June 2018, we began enrollment of dose escalation cohorts evaluating the safety of JTX-2011 in combination with ipilimumab and in combination with pembrolizumab.
We are also conducting IND-enabling studies for JTX-4014, an anti-PD-1 antibody that, assuming continued successful development, we may use in future combinations with JTX-2011 as well as for use in combination with other future product candidates, as we believe combination therapy has the potential to be a mainstay of cancer immunotherapy. We expect to file an IND for JTX-4014 in the second half of 2018.
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
The Co-Co Agreements and the JTX-4014 License Agreement outline the terms of potential development, regulatory and commercial milestone payments. The development milestones are payable on initiation of certain clinical trials and range from $32.5 million to $105.0 million, per program, with an aggregate total of $290.0 million. The regulatory approval milestones are payable upon regulatory approval in the United States and outside the United States and range from $7.5 million to $50.0 million per milestone, with an aggregate total of $700.0 million. The commercial milestones are payable upon achievement of specified aggregate product sales outside the United States for each program and range from $40.0 million to $200.0 million per milestone, with an aggregate total of $1.270 billion. We are also eligible to receive royalties on product sales outside the United States ranging from high single digit to mid-teen royalties. If Celgene elects to exercise any of the program options, Celgene will pay us an option-exercise fee of $10.0 million to $60.0 million that varies by program, with an aggregate of $182.5 million if Celgene exercises all six program options. The initial research term of the collaboration is four years, which can be extended, at Celgene’s option, annually for up to three additional years for additional consideration that ranges from $30.0 million to $45.0 million per year, for an aggregate of $120.0 million if the term is extended for an additional three years. As of June 30, 2018, we had not received any option exercise, research term extension, milestone or royalty payments under the Celgene Collaboration Agreement.
Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, developing our Translational Science Platform and conducting research, preclinical studies and clinical trials. We do not have any products approved for sale. We are subject to a number of risks comparable to those of other similar companies, including dependence on key individuals; the need to develop commercially viable products; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of our products. We have funded our operations through June 30, 2018 primarily through proceeds received from our IPO, the upfront payment received under the Celgene Collaboration Agreement and private placements of our convertible preferred stock.
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
Due to our significant research and development expenditures, we have generated substantial operating losses in each annual period since our inception. We have incurred an accumulated deficit of $154.2 million through June 30, 2018. We expect to incur substantial additional losses in the future as we expand our research and development activities.
Financial Operations Overview
Revenue
For the six months ended June 30, 2018, we recognized $30.6 million of collaboration revenue under the Celgene Collaboration Agreement related to the $225.0 million upfront payment received in 2016. We had $132.5 million of deferred revenue as of June 30, 2018, which is classified as either current or net of current portion in our condensed consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of June 30, 2018, we had not received any option exercise, research term extension, milestone or royalty payments under the Celgene Collaboration Agreement.
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

Included below are external research and development and external clinical and regulatory costs for JTX-2011, JTX-4014 and our pre-development candidates:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
JTX-2011	$5,981	$7,302	$10,776	$12,484
JTX-4014	2,092	712	4,677	1,658
Pre-development candidates	607	370	1,275	706
Total external research and development and clinical and regulatory costs	$8,680	$8,384	$16,728	$14,848
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

Results of Operations
Comparison of the Three Months Ended June 30, 2018 and 2017
The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017, along with the changes in those items in dollars:

	Three Months Ended June 30,
(in thousands)	2018	2017	$ Change
Revenue:
Collaboration revenue—related party	$19,378	$20,289	$(911)
Operating expenses:
Research and development	18,495	17,188	1,307
General and administrative	6,523	6,129	394
Total operating expenses	25,018	23,317	1,701
Other income, net	966	752	214
Loss before provision for income taxes	(4,674)	(2,276)	(2,398)
Provision for income taxes	—	1,104	(1,104)
Net loss	$(4,674)	$(3,380)	$(1,294)
Collaboration Revenue
Collaboration revenue for the three months ended June 30, 2018 and 2017 was solely related to the recognition of the upfront payment we received under our Celgene Collaboration Agreement that was executed in July 2016. Effective January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606. Under ASC 606, we have transitioned from recognizing revenue on a straight-line basis over the estimated performance period for each unit of accounting, which was a permitted method of revenue recognition under previous accounting guidance, to recognizing revenue based on our pattern of performance for each performance obligation. As we adopted ASC 606 using the modified retrospective method, collaboration revenue for the three months ended June 30, 2017 continues to be presented under previous accounting guidance.
Research and Development Expenses
The following table summarizes our research and development expenses for three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
(in thousands)	2018	2017	$ Change
Employee compensation	$5,346	$4,323	$1,023
External research and development	4,509	4,288	221
External clinical and regulatory	4,171	4,096	75
Lab consumables	2,094	1,982	112
Consulting research	436	288	148
Facility costs	1,433	1,776	(343)
Other research	506	435	71
Total research and development expenses	$18,495	$17,188	$1,307
Research and development expenses increased by $1.3 million from $17.2 million for the three months ended June 30, 2017 to $18.5 million for the three months ended June 30, 2018. The increase in research and development expenses was primarily attributable to the following:

•	$1.0 million of increased employee compensation costs, including $0.6 million of increased stock-based compensation expense, primarily attributable to increased headcount; and

•	$0.2 million of increased external research and development costs primarily due to increased IND‑enabling activities related to JTX-4014.

These increases were partially offset by $0.3 million of decreased facility costs associated with the exit of our previous corporate headquarters in May 2017.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
(in thousands)	2018	2017	$ Change
Employee compensation	$3,152	$2,124	$1,028
Professional services	1,283	1,327	(44)
Facility costs	1,135	1,657	(522)
Other	953	1,021	(68)
Total general and administrative expenses	$6,523	$6,129	$394
General and administrative expenses increased by $0.4 million from $6.1 million for the three months ended June 30, 2017 to $6.5 million for the three months ended June 30, 2018. The increase in general and administrative expenses was primarily attributable to $1.0 million of increased employee compensation costs, including $0.7 million of increased stock-based compensation expense. This increase was partially offset by $0.5 million of decreased facility costs associated with the exit of our previous corporate headquarters in May 2017.
Other Income, net
Other income, net, increased by $0.2 million from $0.8 million for the three months ended June 30, 2017 to $1.0 million for the three months ended June 30, 2018. The increase in other income, net is attributable to increased interest and investment income on our cash, cash equivalents and investments as a result of an overall increased rate of return.
Provision for Income Taxes
We recorded a provision for federal and state income taxes of $1.1 million for the three months ended June 30, 2017 related to the recognition of revenue for income tax purposes of the upfront cash payment that was received upon the execution of the Celgene Collaboration Agreement in July 2016. No such provision for income taxes was required for the three months ended June 30, 2018.
Comparison of the Six Months Ended June 30, 2018 and 2017
The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017, along with the changes in those items in dollars:

	Six Months Ended June 30,
(in thousands)	2018	2017	$ Change
Revenue:
Collaboration revenue—related party	$30,573	$40,578	$(10,005)
Operating expenses:
Research and development	36,657	32,147	4,510
General and administrative	13,325	11,706	1,619
Total operating expenses	49,982	43,853	6,129
Other income, net	1,707	1,384	323
Loss before provision for income taxes	(17,702)	(1,891)	(15,811)
Provision for income taxes	—	1,104	(1,104)
Net loss	$(17,702)	$(2,995)	$(14,707)

Collaboration Revenue
Collaboration revenue for the six months ended June 30, 2018 and 2017 was solely related to the recognition of the upfront payment we received under our Celgene Collaboration Agreement that was executed in July 2016. Effective January 1, 2018, we adopted ASC 606. Under ASC 606, we have transitioned from recognizing revenue on a straight-line basis over the estimated performance period for each unit of accounting, which was a permitted method of revenue recognition under previous accounting guidance, to recognizing revenue based on our pattern of performance for each performance obligation. As we adopted ASC 606 using the modified retrospective method, collaboration revenue for the six months ended June 30, 2017 continues to be presented under previous accounting guidance.
Research and Development Expenses
The following table summarizes our research and development expenses for six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(in thousands)	2018	2017	$ Change
Employee compensation	$11,536	$9,109	$2,427
External research and development	8,479	7,510	969
External clinical and regulatory	8,249	7,338	911
Lab consumables	3,838	3,664	174
Consulting research	747	449	298
Facility costs	2,813	3,273	(460)
Other research	995	804	191
Total research and development expenses	$36,657	$32,147	$4,510
Research and development expenses increased by $4.5 million from $32.1 million for the six months ended June 30, 2017 to $36.7 million for the six months ended June 30, 2018. The increase in research and development expenses was primarily attributable to the following:

•	$2.4 million of increased employee compensation costs, including $0.8 million of increased stock-based compensation expense, primarily attributable to increased headcount;

•	$1.0 million of increased external research and development costs primarily due to increased IND‑enabling activities related to JTX-4014; and

•
$0.9 million of increased external clinical and regulatory costs related to our JTX-2011 adaptive Phase I/II clinical trial, for which the Phase II portion commenced enrollment in April 2017 and is on-going.

These increases were partially offset by $0.5 million of decreased facility costs associated with the exit of our previous corporate headquarters in May 2017.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(in thousands)	2018	2017	$ Change
Employee compensation	$6,351	$4,408	$1,943
Professional services	2,787	2,403	384
Facility costs	2,225	2,976	(751)
Other	1,962	1,919	43
Total general and administrative expenses	$13,325	$11,706	$1,619

General and administrative expenses increased by $1.6 million from $11.7 million for the six months ended June 30, 2017 to $13.3 million for the six months ended June 30, 2018. The increase in general and administrative expenses was primarily attributable to the following:

•	$1.9 million of increased employee compensation costs, including $1.4 million of increased stock-based compensation expense; and

•	$0.4 million of increased professional services fees primarily attributable to operating as a public company.
These increases were partially offset by $0.8 million of decreased facility costs associated with the exit of our previous corporate headquarters in May 2017.
Other Income, net
Other income, net, increased by $0.3 million from $1.4 million for the six months ended June 30, 2017 to $1.7 million for the six months ended June 30, 2018. The increase in other income, net is attributable to increased interest and investment income on our cash, cash equivalents and investments as a result of an overall increased rate of return.
Provision for Income Taxes
We recorded a provision for federal and state income taxes of $1.1 million for the six months ended June 30, 2017 related to the recognition of revenue for income tax purposes of the upfront cash payment that was received upon the execution of the Celgene Collaboration Agreement in July 2016. No such provision for income taxes was required for the six months ended June 30, 2018.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations through June 30, 2018 primarily through net proceeds from our IPO of $106.4 million, a non-refundable upfront payment of $225.0 million received in connection with the Celgene Collaboration Agreement and gross proceeds from private placements of our convertible preferred stock of $139.1 million. As of June 30, 2018, we had cash, cash equivalents and investments of $232.7 million.
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
Due to our significant research and development expenditures, we have generated substantial operating losses since inception. We have incurred an accumulated deficit of $154.2 million through June 30, 2018. We expect to incur substantial additional losses in the future as we expand our research and development activities and continue to advance our programs. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments of $232.7 million will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. However, we have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our capital resources sooner than we expect. The timing and amount of our operating expenditures will depend largely on:

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

•	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any option and milestone payments thereunder.
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

Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
(in thousands)	2018	2017
Net cash (used in) provided by:
Operating activities	$(25,677)	$(42,005)
Investing activities	51,062	(66,519)
Financing activities	1,165	107,158
Net increase (decrease) in cash, cash equivalents and restricted cash	$26,550	$(1,366)
Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2018 was $25.7 million, compared to net cash used in operating activities of $42.0 million for the six months ended June 30, 2017. Cash used in operating activities decreased by $16.3 million primarily due to $16.8 million of state and federal income tax refunds received during the six months ended June 30, 2018.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2018 was $51.1 million, compared to net cash used in investing activities of $66.5 million for the six months ended June 30, 2017. This net change of $117.6 million was primarily due to purchases of investments during the six months ended June 30, 2017 using the net proceeds received from our IPO. During the six months ended June 30, 2018, we received $179.9 million of proceeds from maturities and sales of investments, which were either re-invested in cash equivalents or used to fund operations. In addition, purchases of property and equipment decreased by $11.0 million primarily due to purchases of leasehold improvements during the six months ended June 30, 2017 associated with our corporate headquarters.
Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2018 was $1.2 million, compared to net cash provided by financing activities of $107.2 million for the six months ended June 30, 2017. Cash provided by financing activities decreased by $106.0 million primarily due to the receipt of $106.4 million of net proceeds from the closing of our IPO in February 2017, after deducting underwriting discounts and commissions and other offering expenses paid by us. A portion of these offering expenses were paid during the year ended December 31, 2016. No such financings occurred during the six months ended June 30, 2018. This decrease was partially offset by an increase of $1.0 million in proceeds received from the exercise of stock options during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.
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
Effective January 1, 2018, we adopted ASC 606. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In applying ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the promises and performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligations. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. See Note 3 to our condensed consolidated financial statements included within Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the application of ASC 606 to the Celgene Collaboration Agreement.
There were no other material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 8, 2018.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of June 30, 2018, we had cash, cash equivalents and investments of $232.7 million. This amount was comprised of cash and cash equivalents of $50.1 million and short-term investments of $182.6 million. Our cash and cash equivalents consist primarily of money market funds that are invested in U.S. Treasury obligations. Our short-term investments consist of corporate debt securities, U.S. Treasury obligations and government agency securities with an original maturity greater than ninety days and less than one year from the balance sheet date. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of our cash equivalents and investments, a sudden change in interest rates would not be expected to have material effect on our business, financial condition or results of operations.
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2018.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Even if we complete the necessary clinical trials, we cannot predict when or if we will obtain marketing approval to commercialize a product or the approval may be for a narrower indication than we expect.
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
We are a clinical stage biopharmaceutical company with a limited operating history, and we are early on in our development efforts. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain marketing approval and become commercially viable. We have financed our operations primarily through the sale of equity securities, convertible debt securities and our collaboration with Celgene. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of JTX-2011 and preclinical and planned clinical development of JTX-4014 and other discovery programs. The size of our future net losses will depend, in part, on our future expenses and our ability to generate additional revenue, if any. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have incurred losses in each annual period since our inception. For the years ended December 31, 2017, 2016 and 2015, we reported net losses of $16.4 million, $13.7 million and $28.5 million, respectively. For the six months ended June 30, 2018, we reported a net loss of $17.7 million. As of June 30, 2018, we had an accumulated deficit of $154.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for JTX-2011, JTX-4014 and any future product candidates.
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
Our operations have consumed substantial amounts of cash since inception. As of June 30, 2018, our cash, cash equivalents and investments were $232.7 million. We expect to continue to spend substantial amounts to continue the clinical development of JTX-2011 and preclinical and clinical development of JTX-4014 and any future product candidates. If we are able to gain marketing approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize those product candidates to the extent that such launch and commercialization are not the responsibility of a collaborator. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of JTX-2011, JTX-4014 and any other future product candidates. Our future capital requirements depend on many factors, including:

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
As of June 30, 2018, we had 113 full-time employees, including 88 employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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
To induce valuable employees to remain at our Company, in addition to salary and cash incentives, we have provided equity awards that vest over time. The value to employees of these equity grants that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, meaning that such employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of all of these individuals or the lives of any of our other employees.
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
As of June 30, 2018, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and their affiliates, beneficially owned approximately 75% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Item 5. Other Information
On July 30, 2018, our board of directors approved a form of restricted stock unit, or RSU, award agreement for employees in accordance with the terms of our 2017 Stock Option and Incentive Plan, or 2017 Plan. We may grant awards of RSUs to employees on a discretionary basis pursuant to the 2017 Plan. The form of RSU award agreement is attached hereto as Exhibit 10.1.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1*#	Form of Restricted Stock Unit Award Agreement under 2017 Stock Option and Incentive Plan (for employees)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements

*	Filed herewith
+	Furnished herewith
#	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOUNCE THERAPEUTICS, INC.

Date: August 9, 2018	By:	/s/ Kim C. Drapkin
Kim C. Drapkin
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)