Form 10-Q
period 2018-09-30
Jounce Therapeutics, Inc.
filed 2018-11-13
CIK 1640455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non‑accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

As of November 9, 2018, there were 32,700,495 shares of common stock, $0.001 par value per share, outstanding.

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
The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “would”, “will,” “target”, “goal”, “could,” “should, “potential,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•
the timing, progress, and results of preclinical studies and clinical trials for JTX-2011, JTX-4014, JTX-8064 and any product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;

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
Website and Social Media Disclosure
From time to time, we may use our website (www.jouncetx.com), investor and media relations website (http://ir.jouncetx.com), Facebook page (https://www.facebook.com/jouncetx), LinkedIn page (https://www.linkedin.com/company/3494537/) and Twitter feed (https://twitter.com/JounceTx) as channels for the distribution of information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, Securities and Exchange Commission filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jounce Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except par value amounts)

d

	September 30,	December 31,
	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$53,283	$23,559
Short-term investments	158,476	212,093
Prepaid expenses and other current assets	2,606	19,945
Total current assets	214,365	255,597
Property and equipment, net	14,239	16,151
Long-term investments	2,969	22,199
Other non-current assets	2,663	2,713
Total assets	$234,236	$296,660
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,910	$2,849
Accrued expenses	7,779	8,454
Deferred rent and lease incentive, current	61	61
Deferred revenue, current—related party	58,947	51,142
Other current liabilities	57	45
Total current liabilities	69,754	62,551
Deferred rent and lease incentive, net of current portion	2,040	1,955
Deferred revenue, net of current portion—related party	59,025	65,018
Other non-current liabilities	7	27
Total liabilities	130,826	129,551
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000 shares authorized at September 30, 2018 and December 31, 2017; no shares issued or outstanding at September 30, 2018 or December 31, 2017	—	—
Common stock, $0.001 par value: 160,000 shares authorized at September 30, 2018 and December 31, 2017; 32,700 and 32,265 shares issued at September 30, 2018 and December 31, 2017, respectively; 32,692 and 32,249 shares outstanding at September 30, 2018 and December 31, 2017, respectively	33	32
Additional paid-in capital	265,384	257,101
Accumulated other comprehensive loss	(140)	(409)
Accumulated deficit	(161,867)	(89,615)
Total stockholders’ equity	103,410	167,109
Total liabilities and stockholders’ equity	$234,236	$296,660
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Collaboration revenue—related party	$14,528	$18,077	$45,101	$58,655
Operating expenses:
Research and development	16,751	17,094	53,408	49,241
General and administrative	6,517	5,371	19,842	17,077
Total operating expenses	23,268	22,465	73,250	66,318
Operating loss	(8,740)	(4,388)	(28,149)	(7,663)
Other income, net	1,103	721	2,810	2,105
Loss before provision for income taxes	(7,637)	(3,667)	(25,339)	(5,558)
Provision for income taxes	—	417	—	1,521
Net loss	$(7,637)	$(4,084)	$(25,339)	$(7,079)

Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(7,637)	$(4,084)	$(25,339)	$(7,079)
Accrued dividends on Series A convertible preferred stock	—	—	—	(268)
Accrued dividends on Series B convertible preferred stock	—	—	—	(318)
Accrued dividends on Series B-1 convertible preferred stock	—	—	—	(208)
Net loss attributable to common stockholders	$(7,637)	$(4,084)	$(25,339)	$(7,873)
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.13)	$(0.78)	$(0.27)
Weighted-average common shares outstanding, basic and diluted	32,641	32,182	32,462	29,321
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(7,637)	$(4,084)	$(25,339)	$(7,079)
Other comprehensive income:
Unrealized gain on available-for-sale securities	76	208	269	89
Comprehensive loss	$(7,561)	$(3,876)	$(25,070)	$(6,990)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(25,339)	$(7,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,963	3,463
Depreciation expense	2,867	3,500
Net amortization of premiums and discounts on investments	(609)	866
Loss on disposal of property and equipment	—	7
Changes in operating assets and liabilities:
Taxes receivable	16,737	—
Deferred taxes	—	(5,844)
Prepaid expenses and other current assets	602	(5,941)
Other non-current assets	50	(305)
Accounts payable	231	1,307
Accrued expenses and other current liabilities	(661)	2,071
Deferred revenue—related party	(45,101)	(58,655)
Deferred rent	85	(207)
Net cash used in operating activities	(44,175)	(66,817)
Investing activities:
Purchases of investments	(194,699)	(144,886)
Proceeds from maturities of investments	264,427	86,235
Proceeds from sales of investments	3,997	15,638
Purchases of property and equipment	(1,125)	(13,693)
Net cash provided by (used in) investing activities	72,600	(56,706)
Financing activities:
Proceeds from initial public offering of common stock, net of issuance costs	—	107,008
Proceeds from exercise of stock options	1,299	301
Net cash provided by financing activities	1,299	107,309
Net increase (decrease) in cash, cash equivalents and restricted cash	29,724	(16,214)
Cash, cash equivalents and restricted cash, beginning of period	24,829	46,368
Cash, cash equivalents and restricted cash, end of period	$54,553	$30,154
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$—	$766
Stock option exercise receivables in prepaid expenses and other current assets	$—	$6
Supplemental cash flow information:
Cash paid for income taxes	$—	$11,500

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
As of September 30, 2018, the Company had cash, cash equivalents, and investments of $214.7 million. The Company expects that its existing cash, cash equivalents, and investments will enable it to fund its expected operating expenses and capital expenditure requirements for at least 24 months from November 13, 2018, the filing date of this Quarterly Report on Form 10-Q. The Company expects to finance its future cash needs through a combination of equity or debt financings and collaboration arrangements, including potential cash inflows from its Master Research and Collaboration Agreement (the “Celgene Collaboration Agreement”) with Celgene Corporation (“Celgene”).
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of September 30, 2018 and December 31, 2017, and for the three and nine months ended September 30, 2018 and 2017, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 8, 2018 (the “Annual Report on Form 10-K”).

The information presented in the condensed consolidated financial statements and related notes as of September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017, is unaudited. The December 31, 2017 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
Interim results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Jounce Therapeutics, Inc. and its wholly-owned subsidiary, Jounce Mass Securities, Inc. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2018, except as discussed below with respect to the adoption of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).
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
Additionally, the following tables present a summary of the amount by which each financial statement line item was affected as of and during the three and nine months ended September 30, 2018 by the application of ASC 606 as compared to ASC Topic 605, Revenue Recognition (“ASC 605”), the revenue recognition guidance that was in effect before this change in accounting principle (in thousands, except per share amounts):

	September 30, 2018
	ASC 606	ASC 605	Difference
Deferred revenue, current—related party	$58,947	$43,804	$15,143
Deferred revenue, net of current portion—related party	$59,025	$33,387	$25,638

	Three Months Ended September 30, 2018
	ASC 606	ASC 605	Difference
Collaboration revenue—related party	$14,528	$12,989	$1,539
Net loss	$(7,637)	$(9,176)	$1,539
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.28)	$0.05

	Nine Months Ended September 30, 2018
	ASC 606	ASC 605	Difference
Collaboration revenue—related party	$45,101	$38,968	$6,133
Net loss	$(25,339)	$(31,472)	$6,133
Net loss per share attributable to common stockholders, basic and diluted	$(0.78)	$(0.97)	$0.19

The application of ASC 606 did not have an impact on the Company’s net cash used in operating activities for the nine months ended September 30, 2018, but did result in offsetting adjustments to net loss and the change in deferred revenue presented within the condensed consolidated statement of cash flows for that period.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. The new standard includes a short-term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which permits entities to continue applying legacy guidance in ASC Topic 840, Leases, including its disclosure requirements, in the comparative periods presented in the year that the entity adopts the new leasing standard. The new standard will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted for public entities. The Company will adopt this new standard on January 1, 2019 using the transition method permitted by ASU 2018-11, and it is currently evaluating the impact that ASU 2016-02 may have on the condensed consolidated financial statements. The Company has substantially completed an assessment of its contracts, and it expects to record lease assets and lease liabilities upon adoption of this guidance.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. This guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption is permitted. More specifically, an entity is permitted to early adopt any removed or modified disclosure requirements immediately and delay adoption of additional disclosure requirements until the effective date of this guidance. The Company does not anticipate a material impact to the condensed consolidated financial statements as a result of the adoption of this guidance.
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 adds unit-of-account guidance to ASC Topic 808, Collaborative Arrangements, in order to align this guidance with ASC 606 and also precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption is permitted. The Company is currently evaluating the potential impact that ASU 2018-18 may have on the condensed consolidated financial statements.
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

•
The Company will retain 25 percent of the U.S. operating profits or losses arising from commercialization of the first program (the “Lead Program”), other than JTX-2011 or JTX-4014, for which an investigational new drug application (“IND”) is filed under the collaboration, with 75 percent allocated to Celgene. Celgene has a one-time right to substitute and swap the economics and governance of this program with that of another program for which it exercises an option (other than JTX-2011 and JTX-4014).

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
For the three and nine months ended September 30, 2018, the Company recognized collaboration revenue of $14.5 million and $45.1 million, respectively, under the Celgene Collaboration Agreement related to the $225.0 million upfront payment received in 2016. As of September 30, 2018, the Company had $118.0 million of deferred revenue, which is classified as either “current” or “net of current portion” in the accompanying condensed consolidated balance sheets based on the period over which the revenue is expected to be recognized. This deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are partially unsatisfied as of September 30, 2018. The Company expects to recognize revenue related to these performance obligations through July 2020.
The following table presents changes in the Company’s contract liabilities during the nine months ended September 30, 2018 (in thousands):

	Balance as of			Balance as of
	January 1, 2018	Additions	Reductions	September 30, 2018
Contract liabilities:
Deferred revenue	$163,073	$—	$(45,101)	$117,972
Totals	$163,073	$—	$(45,101)	$117,972
The reductions to the deferred revenue contract liability during the nine months ended September 30, 2018 were comprised of revenue recognized for research and development services performed, as well as a cumulative catch-up adjustment of $4.1 million arising from changes in costs estimated to be incurred under the Celgene Collaboration Agreement.
All revenue recognized during the nine months ended September 30, 2018 was included within the beginning balance of the deferred revenue contract liability.

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
Assets measured at fair value on a recurring basis as of September 30, 2018 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$50,287	$50,287	$—	$—
Investments:
Corporate debt securities	65,992	—	65,992	—
U.S. Treasuries	63,688	63,688	—	—
Government agency securities	34,761	34,761	—	—
Totals	$214,728	$148,736	$65,992	$—
Assets measured at fair value on a recurring basis as of December 31, 2017 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$21,059	$21,059	$—	$—
Investments:
Corporate debt securities	65,173	—	65,173	—
U.S. Treasuries	110,948	110,948	—	—
Government agency securities	58,171	58,171	—	—
Totals	$255,351	$190,178	$65,173	$—
There were no changes in valuation techniques or transfers between the fair value measurement levels during the three and nine months ended September 30, 2018 or during the year ended December 31, 2017. There were no liabilities measured at fair value on a recurring basis as of September 30, 2018 or December 31, 2017.
5.     Investments
Short-term investments consist of investments with maturities greater than ninety days and less than one year from the balance sheet date. Long-term investments consist of investments with maturities of greater than one year that are not expected to be used to fund current operations. The Company classifies all of its investments as available-

for-sale securities. Accordingly, these investments are recorded at fair value. Realized gains and losses, amortization and accretion of discounts and premiums are included in other income, net. Unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss) as a component of stockholders’ equity until realized.
Cash equivalents, short-term investments and long-term investments as of September 30, 2018 were comprised as follows (in thousands):

	September 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$50,287	$—	$—	$50,287
Corporate debt securities	66,033	—	(41)	65,992
U.S. Treasuries	63,708	—	(20)	63,688
Government agency securities	31,866	—	(74)	31,792
Total cash equivalents and short-term investments	$211,894	$—	$(135)	$211,759
Long-term investments:
Government agency securities	2,974	—	(5)	2,969
Total long-term investments	2,974	—	(5)	2,969
Total cash equivalents and investments	$214,868	$—	$(140)	$214,728
Cash equivalents, short-term investments and long-term investments as of December 31, 2017 were comprised as follows (in thousands):

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$21,059	$—	$—	$21,059
Corporate debt securities	58,136	—	(64)	58,072
U.S. Treasuries	111,049	—	(101)	110,948
Government agency securities	43,204	—	(131)	43,073
Total cash equivalents and short-term investments	233,448	—	(296)	233,152
Long-term investments:
Corporate debt securities	7,117	—	(16)	7,101
Government agency securities	15,195	—	(97)	15,098
Total long-term investments	22,312	—	(113)	22,199
Total cash equivalents and investments	$255,760	$—	$(409)	$255,351
As of September 30, 2018 and December 31, 2017, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $95.7 million and $113.9 million, respectively. As of September 30, 2018 and December 31, 2017, the aggregate fair value of securities that were in an unrealized loss position for more than twelve months was $31.7 million and $107.9 million, respectively. As of September 30, 2018, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of September 30, 2018.
There were immaterial realized gains and losses on available-for-sale securities during the three and nine months ended September 30, 2018 and 2017.

6.     Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of September 30, 2018 and December 31, 2017 were comprised as follows (in thousands):

	September 30,	December 31,
	2018	2017
Prepaid expenses	$2,175	$2,196
Taxes receivable	—	16,737
Interest receivable on investments	431	969
Other current assets	—	43
Total prepaid expenses and other current assets	$2,606	$19,945
Taxes receivable decreased from December 31, 2017 to September 30, 2018 due to the Company’s receipt of $16.8 million in federal and state income tax refunds during the nine months ended September 30, 2018.
7.     Restricted Cash
As of both September 30, 2018 and December 31, 2017, the Company maintained non-current restricted cash of $1.3 million. This amount is included within “Other non-current assets” in the accompanying condensed consolidated balance sheets and is comprised solely of a letter of credit required pursuant to the lease for the Company’s corporate headquarters.
The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$23,559	$53,283	$44,848	$28,634
Restricted cash	1,270	1,270	1,520	1,520
Cash, cash equivalents and restricted cash	$24,829	$54,553	$46,368	$30,154
8.     Accrued Expenses
Accrued expenses as of September 30, 2018 and December 31, 2017 were comprised as follows (in thousands):

	September 30,	December 31,
	2018	2017
Employee compensation and benefits	$2,987	$3,683
External research and professional services	4,678	4,647
Lab consumables and other	114	124
Total accrued expenses	$7,779	$8,454
9.   Common Stock and Preferred Stock
Common Stock

The Company is authorized to issue 160,000,000 shares of common stock. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors.

Preferred Stock

Upon completion of the Company’s IPO, all outstanding preferred stock was automatically converted into an aggregate of 22,283,690 shares of common stock. The Company is also authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of September 30, 2018, no shares of preferred stock were issued or outstanding.

Shares Reserved for Future Issuance
As of September 30, 2018 and December 31, 2017, the Company had reserved for future issuance the following number of shares of common stock (in thousands):

	September 30,	December 31,
	2018	2017
Shares reserved for vesting of restricted stock awards	8	16
Shares reserved for vesting of restricted stock units	382	—
Shares reserved for exercises of outstanding stock options	5,387	4,868
Shares reserved for future issuance under the 2017 Stock Option and Incentive Plan	986	1,032
Total shares reserved for future issuance	6,763	5,916
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
The 2017 Plan provides for the grant of ISOs, non-qualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights and other stock-based awards. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2017 Plan. The terms of awards, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the 2017 Plan.
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
As of September 30, 2018, there were 985,939 shares available for future issuance under the 2017 Plan.
2017 Employee Stock Purchase Plan
In January 2017, the Board of Directors adopted and the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which became effective upon the closing of the Company’s IPO. The Company initially reserved 302,000 shares of common stock for future issuance under the 2017 ESPP. The 2017 ESPP also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 ESPP on January 1, 2018 and each January 1st thereafter through January 1, 2027. The number of shares added each year will be equal to the lesser of (i) 1% of the outstanding shares on the immediately preceding December 31st, (ii) 603,000 shares or (iii) such amount as determined by the Compensation Committee of the Board of Directors. Effective January 1, 2018, 322,652 additional shares were automatically added to the shares authorized for issuance under the 2017 ESPP and these shares and were subsequently registered on a Registration Statement on Form S-8. No offering periods under the 2017 ESPP had been initiated as of September 30, 2018.
Stock-based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$1,055	$593	$3,417	$2,143
General and administrative	1,280	481	3,546	1,320
Total stock-based compensation expense	$2,335	$1,074	$6,963	$3,463

RSA Activity
Pursuant to RSA agreements originally issued under the terms of the 2013 Plan, the Company, at its discretion, has the option to repurchase unvested shares underlying RSAs at the initial purchase price if the employees or non-employees terminate their service relationships with the Company. The shares underlying RSAs are recorded in stockholders’ equity as they vest.
The following table summarizes RSA activity for the nine months ended September 30, 2018 (in thousands, except per share amounts):

	RSAs	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2017	16	$—
Issued	—	$—
Vested	(8)	$—
Repurchased	—	$—
Unvested as of September 30, 2018	8	$—
The aggregate fair value of RSAs that vested during the three months ended September 30, 2018 and 2017, based upon the fair values of the stock underlying the RSAs on the day of vesting, was less than $0.1 million and $0.1 million, respectively. The aggregate fair value of RSAs that vested during the nine months ended September 30, 2018 and 2017 was $0.1 million and $1.2 million, respectively.
RSU Activity
The Company has also granted RSUs to its employees under the 2017 Plan. The following table summarizes RSU activity for the nine months ended September 30, 2018 (in thousands, except per share amounts):

	RSUs	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2017	—	$—
Issued	388	$8.02
Vested	—	$—
Cancelled	(6)	$8.02
Unvested as of September 30, 2018	382	$8.02
No RSUs vested during the three or nine months ended September 30, 2018 or 2017.

As of September 30, 2018, there was unrecognized stock-based compensation expense related to unvested RSUs of $2.9 million, which the Company expects to recognize over a weighted-average period of approximately 1.9 years.
Stock Option Activity
The fair value of stock options granted during the three and nine months ended September 30, 2018 and 2017 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Risk-free interest rate	2.9%	1.9%	2.7%	2.0%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	6.1	6.1	6.0	6.1
Expected volatility	66.2%	66.8%	65.1%	71.4%
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended September 30, 2018 and 2017 was $4.59 per share and $9.80 per share, respectively. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2018 and 2017 was $13.12 and $11.30, respectively.
The following table summarizes stock option activity during the nine months ended September 30, 2018 (in thousands, except per share amounts):

	Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	4,868	$6.28	7.9	$35,178
Granted	1,543	$21.55
Exercised	(436)	$2.98
Cancelled	(588)	$15.39
Outstanding at September 30, 2018	5,387	$9.93	7.3	$10,872
Exercisable at September 30, 2018	2,825	$5.21	6.1	$9,564

The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2018 and 2017 was $0.6 million and $0.5 million, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2018 and 2017 was $5.0 million and $1.5 million, respectively.
As of September 30, 2018, there was unrecognized stock-based compensation expense related to unvested stock options of $21.9 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.
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

12.   Net Loss per Share
For purposes of the diluted loss per share calculation, outstanding stock options, unvested RSAs and unvested RSUs are considered to be potentially dilutive securities, however the following amounts were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Three and Nine Months Ended September 30,
	2018	2017
Outstanding stock options	5,387	4,780
Unvested RSAs	8	20
Unvested RSUs	382	—
Total	5,777	4,800

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
We are also pursuing the development of JTX-4014, an anti-PD-1 antibody that, assuming continued successful development, we may use in future combinations with JTX-2011 as well as in combination with other future product candidates, as we believe combination therapy has the potential to be a mainstay of cancer immunotherapy. We submitted an IND for JTX-4014 to the FDA in September 2018 and, in October 2018, the FDA concluded that we may proceed with a Phase I dose escalation clinical trial.
In addition, we are conducting IND-enabling studies for JTX-8064, our lead tumor-associated macrophage product candidate targeting LILRB2.

Beyond our product candidates, we are discovering and developing immunotherapies by leveraging our Translational Science Platform to systematically and comprehensively interrogate cell types within the TME. This enables us to develop therapies with the potential to benefit patients with tumors across the spectrum from hot to cold tumor characteristics, including focusing on adaptive and innate immune cells. Therapies targeting these cell types and cell subsets may have the potential to complement existing approaches that focus on T effector cells and thereby benefit many patients who do not respond to the currently approved T effector cell-focused immunotherapies. In addition, we are discovering and developing multiple approaches, including targeting stromal cells, with the potential to convert cold tumors to hot tumors, thereby making the tumors more amenable to immunotherapy, perhaps in combination approaches.
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
The Co-Co Agreements and the JTX-4014 License Agreement outline the terms of potential development, regulatory and commercial milestone payments. The development milestones are payable on initiation of certain clinical trials and range from $32.5 million to $105.0 million, per program, with an aggregate total of $290.0 million. The regulatory approval milestones are payable upon regulatory approval in the United States and outside the United States and range from $7.5 million to $50.0 million per milestone, with an aggregate total of $700.0 million. The commercial milestones are payable upon achievement of specified aggregate product sales outside the United States for each program and range from $40.0 million to $200.0 million per milestone, with an aggregate total of $1.270 billion. We are also eligible to receive royalties on product sales outside the United States ranging from high single digit to mid-teen royalties. If Celgene elects to exercise any of the program options, Celgene will pay us an option-exercise fee of $10.0 million to $60.0 million that varies by program, with an aggregate of $182.5 million if Celgene exercises all six program options. The initial research term of the collaboration is four years, which can be extended, at Celgene’s option, annually for up to three additional years for additional consideration that ranges from $30.0 million to $45.0 million per year, for an aggregate of $120.0 million if the term is extended for an additional three years. As of September 30, 2018, we had not received any option exercise, research term extension, milestone or royalty payments under the Celgene Collaboration Agreement.
Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, developing our Translational Science Platform and conducting research, preclinical studies and clinical trials. We do not have any products approved for sale. We are subject to a number of risks comparable to those of other similar companies, including dependence on key individuals; the need to develop commercially viable products; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of our products. We have funded our operations through September 30, 2018 primarily through proceeds received from our IPO, the upfront payment received under the Celgene Collaboration Agreement and private placements of our convertible preferred stock.
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
Due to our significant research and development expenditures, we have generated substantial operating losses in each annual period since our inception. We have incurred an accumulated deficit of $161.9 million through September 30, 2018. We expect to incur substantial additional losses in the future as we expand our research and development activities.
Financial Operations Overview
Revenue
For the nine months ended September 30, 2018, we recognized $45.1 million of collaboration revenue under the Celgene Collaboration Agreement related to the $225.0 million upfront payment received in 2016. We had $118.0 million of deferred revenue as of September 30, 2018, which is classified as either current or net of current portion in our condensed consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of September 30, 2018, we had not received any option exercise, research term extension, milestone or royalty payments under the Celgene Collaboration Agreement.

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
Operating Expenses
Research and Development Expenses
Research and development expenses represent costs incurred by us for the discovery, development and manufacture of JTX-2011, JTX-4014, JTX-8064 and our potential future product candidates and include: external research and development expenses incurred under arrangements with third parties, including academic and non-profit institutions and consultants; salaries and personnel-related costs, including non-cash stock-based compensation expense; license fees to acquire in-process technology and other expenses, which include direct and allocated expenses for laboratory, facilities and other costs.
We use our employee and infrastructure resources across multiple research and development programs directed toward developing our Translational Science Platform and for identifying, testing and developing product candidates. We manage certain activities such as contract research and manufacture of our product candidates and discovery programs through our third-party vendors.
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
A change in the outcome of any of these variables with respect to the development of any of our product candidates would significantly change the costs, timing and viability associated with the development of that product candidate. We plan to increase our research and development expenses for the foreseeable future as we continue the enhancement of our Translational Science Platform, our collaboration with Celgene and progress our pipeline. Due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our programs and/or product candidates, we do not track all of our internal research and development expenses on a program-by-program basis as they primarily relate to personnel, early research, and consumable costs, which are deployed across multiple projects under development. A portion of our research and development costs are external costs, which we do track on a program-by-program basis following the program’s nomination to the development candidate stage. We began incurring such external costs for JTX-2011 in 2015, JTX-4014 in 2016 and JTX-8064 in 2017.
Included below are external research and development and external clinical and regulatory costs for JTX-2011, JTX-4014, JTX-8064 and our pre-development candidates:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
JTX-2011	$4,978	$5,776	$15,754	$18,260
JTX-4014	814	885	5,491	2,543
JTX-8064	922	69	1,484	69
Pre-development candidates	242	140	955	846
Total external research and development and clinical and regulatory costs	$6,956	$6,870	$23,684	$21,718
Research and development activities account for a significant portion of our operating expenses. As we continue to implement our business strategy, we expect our research and development expenses to increase over the next several years. We expect that these expenses will increase as we:

•	continue our adaptive Phase I/II clinical trial with JTX-2011;

•	initiate further Phase II clinical trials with JTX-2011 in combination with other therapies;

•	advance our JTX-4014 program into clinical trials;

•	continue our IND-enabling activities for JTX-8064;

•	continue to identify and develop potential predictive biomarkers and complementary diagnostics and/or companion diagnostics for JTX-2011 and other potential product candidates;

•	continue to develop and enhance our Translational Science Platform and advance our pipeline of immunotherapy programs and our early research activities into later stages of development; and

•	increase our headcount to meet our evolving needs.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2018 and 2017
The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017, along with the changes in those items in dollars:

	Three Months Ended September 30,
(in thousands)	2018	2017	$ Change
Revenue:
Collaboration revenue—related party	$14,528	$18,077	$(3,549)
Operating expenses:
Research and development	16,751	17,094	(343)
General and administrative	6,517	5,371	1,146
Total operating expenses	23,268	22,465	803
Other income, net	1,103	721	382
Loss before provision for income taxes	(7,637)	(3,667)	(3,970)
Provision for income taxes	—	417	(417)
Net loss	$(7,637)	$(4,084)	$(3,553)
Collaboration Revenue
Collaboration revenue for the three months ended September 30, 2018 and 2017 was solely related to the recognition of the upfront payment we received under our Celgene Collaboration Agreement that was executed in July 2016. Effective January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606. Under ASC 606, we have transitioned from recognizing revenue on a straight-line basis over the estimated performance period for each unit of accounting, which was a permitted method of revenue recognition under previous accounting guidance, to recognizing revenue based on our pattern of performance for each performance obligation. As we adopted ASC 606 using the modified retrospective method, collaboration revenue for the three months ended September 30, 2017 continues to be presented under previous accounting guidance.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
(in thousands)	2018	2017	$ Change
Employee compensation	$5,133	$4,636	$497
External research and development	2,818	3,059	(241)
External clinical and regulatory	4,138	3,811	327
Lab consumables	1,760	3,250	(1,490)
Consulting research	465	268	197
Facility costs	1,457	1,492	(35)
Other research	980	578	402
Total research and development expenses	$16,751	$17,094	$(343)
Research and development expenses decreased by $0.3 million from $17.1 million for the three months ended September 30, 2017 to $16.8 million for the three months ended September 30, 2018. The decrease in research and development expenses was primarily attributable to $1.5 million of decreased lab consumables expenses during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This decrease was partially offset by:

•	$0.5 million of increased employee compensation costs primarily arising from increased stock-based compensation expense;

•	$0.3 million of increased external clinical and regulatory expenses primarily related to our JTX-2011 adaptive Phase I/II clinical trial; and

•	$0.4 million of increased other research expenses primarily due to license and milestone payments associated with preclinical programs.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
(in thousands)	2018	2017	$ Change
Employee compensation	$3,300	$2,127	$1,173
Professional services	1,164	1,209	(45)
Facility costs	1,137	1,133	4
Other	916	902	14
Total general and administrative expenses	$6,517	$5,371	$1,146
General and administrative expenses increased by $1.1 million from $5.4 million for the three months ended September 30, 2017 to $6.5 million for the three months ended September 30, 2018. The increase in general and administrative expenses was primarily attributable to $1.2 million of increased employee compensation costs, including $0.8 million of increased stock-based compensation expense.
Other Income, net
Other income, net, increased by $0.4 million from $0.7 million for the three months ended September 30, 2017 to $1.1 million for the three months ended September 30, 2018. The increase in other income, net is attributable to increased interest and investment income on our cash, cash equivalents and investments as a result of an overall increased rate of return.
Provision for Income Taxes
We recorded a provision for federal and state income taxes of $0.4 million for the three months ended September 30, 2017 related to the recognition of revenue for income tax purposes of the upfront cash payment that was received upon the execution of the Celgene Collaboration Agreement in July 2016. No such provision for income taxes was required for the three months ended September 30, 2018.
Comparison of the Nine Months Ended September 30, 2018 and 2017
The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017, along with the changes in those items in dollars:

	Nine Months Ended September 30,
(in thousands)	2018	2017	$ Change
Revenue:
Collaboration revenue—related party	$45,101	$58,655	$(13,554)
Operating expenses:
Research and development	53,408	49,241	4,167
General and administrative	19,842	17,077	2,765
Total operating expenses	73,250	66,318	6,932
Other income, net	2,810	2,105	705
Loss before provision for income taxes	(25,339)	(5,558)	(19,781)
Provision for income taxes	—	1,521	(1,521)
Net loss	$(25,339)	$(7,079)	$(18,260)

Collaboration Revenue
Collaboration revenue for the nine months ended September 30, 2018 and 2017 was solely related to the recognition of the upfront payment we received under our Celgene Collaboration Agreement that was executed in July 2016. Effective January 1, 2018, we adopted ASC 606. Under ASC 606, we have transitioned from recognizing revenue on a straight-line basis over the estimated performance period for each unit of accounting, which was a permitted method of revenue recognition under previous accounting guidance, to recognizing revenue based on our pattern of performance for each performance obligation. As we adopted ASC 606 using the modified retrospective method, collaboration revenue for the nine months ended September 30, 2017 continues to be presented under previous accounting guidance.
Research and Development Expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(in thousands)	2018	2017	$ Change
Employee compensation	$16,669	$13,745	$2,924
External research and development	11,297	10,569	728
External clinical and regulatory	12,387	11,149	1,238
Lab consumables	5,598	6,914	(1,316)
Consulting research	1,212	717	495
Facility costs	4,270	4,765	(495)
Other research	1,975	1,382	593
Total research and development expenses	$53,408	$49,241	$4,167
Research and development expenses increased by $4.2 million from $49.2 million for the nine months ended September 30, 2017 to $53.4 million for the nine months ended September 30, 2018. The increase in research and development expenses was primarily attributable to the following:

•	$2.9 million of increased employee compensation costs, including $1.3 million of increased stock-based compensation expense, primarily attributable to increased headcount;

•	$0.7 million of increased external research and development costs primarily due to increased IND‑enabling activities related to JTX-4014 and JTX-8064;

•	$1.2 million of increased external clinical and regulatory costs primarily related to our JTX-2011 adaptive Phase I/II clinical trial; and

•	$0.6 million of increased other research expenses primarily due to license and milestone payments associated with preclinical programs.
These increases were partially offset by $1.3 million of decreased lab consumables expenses during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(in thousands)	2018	2017	$ Change
Employee compensation	$9,651	$6,535	$3,116
Professional services	3,951	3,612	339
Facility costs	3,362	4,109	(747)
Other	2,878	2,821	57
Total general and administrative expenses	$19,842	$17,077	$2,765

General and administrative expenses increased by $2.8 million from $17.1 million for the nine months ended September 30, 2017 to $19.8 million for the nine months ended September 30, 2018. The increase in general and administrative expenses was primarily attributable to $3.1 million of increased employee compensation costs, including $2.2 million of increased stock-based compensation expense. This increase was partially offset by $0.7 million of decreased facility costs associated with the exit of our previous corporate headquarters in May 2017.
Other Income, net
Other income, net, increased by $0.7 million from $2.1 million for the nine months ended September 30, 2017 to $2.8 million for the nine months ended September 30, 2018. The increase in other income, net is attributable to increased interest and investment income on our cash, cash equivalents and investments as a result of an overall increased rate of return.
Provision for Income Taxes
We recorded a provision for federal and state income taxes of $1.5 million for the nine months ended September 30, 2017 related to the recognition of revenue for income tax purposes of the upfront cash payment that was received upon the execution of the Celgene Collaboration Agreement in July 2016. No such provision for income taxes was required for the nine months ended September 30, 2018.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations through September 30, 2018 primarily through net proceeds from our IPO of $106.4 million, a non-refundable upfront payment of $225.0 million received in connection with the Celgene Collaboration Agreement and gross proceeds from private placements of our convertible preferred stock of $139.1 million. As of September 30, 2018, we had cash, cash equivalents and investments of $214.7 million.
Funding Requirements
Our plan of operation is to continue implementing our business strategy, the research and development of our lead programs JTX-2011, JTX-4014 and JTX-8064, our preclinical development activities, the expansion our research pipeline and our internal research and development capabilities, including the enhancement of our Translational Science Platform. Due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our programs and product candidates, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize our products, if and when approved. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast which products, if and when approved, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.
Due to our significant research and development expenditures, we have generated substantial operating losses since inception. We have incurred an accumulated deficit of $161.9 million through September 30, 2018. We expect to incur substantial additional losses in the future as we expand our research and development activities and continue to advance our programs. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments of $214.7 million will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. However, we have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our capital resources sooner than we expect. The timing and amount of our operating expenditures will depend largely on:

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
Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net cash (used in) provided by:
Operating activities	$(44,175)	$(66,817)
Investing activities	72,600	(56,706)
Financing activities	1,299	107,309
Net increase (decrease) in cash, cash equivalents and restricted cash	$29,724	$(16,214)
Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2018 was $44.2 million, compared to net cash used in operating activities of $66.8 million for the nine months ended September 30, 2017. Cash used in operating activities decreased by $22.6 million primarily due to $16.8 million of state and federal income tax refunds received during the nine months ended September 30, 2018 as compared to $11.5 million of state and federal tax income payments made during the nine months ended September 30, 2017, partially offset by increased operating expenses.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2018 was $72.6 million, compared to net cash used in investing activities of $56.7 million for the nine months ended September 30, 2017. This net change of $129.3 million was primarily due to purchases of investments during the nine months ended September 30, 2017 using the net proceeds received from our IPO. During the nine months ended September 30, 2018, we received $268.4 million of proceeds from maturities and sales of investments, which were either re-invested in cash equivalents or used to fund operations. In addition, purchases of property and equipment decreased by $12.6 million primarily due to purchases of leasehold improvements and laboratory equipment associated with our corporate headquarters during the nine months ended September 30, 2017.
Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2018 was $1.3 million, compared to net cash provided by financing activities of $107.3 million for the nine months ended September 30, 2017. Cash provided by financing activities decreased by $106.0 million primarily due to the receipt of $106.4 million of net proceeds from the closing of our IPO in February 2017, after deducting underwriting discounts and commissions and other offering expenses paid by us. A portion of these offering expenses were paid during the year ended December 31, 2016. No such financings occurred during the nine months ended September 30, 2018. This decrease was partially offset by an increase of $1.0 million in proceeds received from the exercise of stock options during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of September 30, 2018, we had cash, cash equivalents and investments of $214.7 million. This amount was comprised of cash and cash equivalents of $53.3 million, short-term investments of $158.5 million and long-term investments of $3.0 million. Our cash and cash equivalents consist primarily of money market funds that are invested in U.S. Treasury obligations. Our short-term investments consist of corporate debt securities, U.S. Treasury obligations and government agency securities with an original maturity greater than ninety days and less than one year from the balance sheet date. Our long-term investments consist of government agency securities with maturities of greater than one year that are not expected to be used to fund current operations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of our cash equivalents and short-term investments and our conservative long-term investment approach, a sudden change in interest rates would not be expected to have material effect on our business, financial condition or results of operations.
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Risks Related to Product Development and Regulatory Process
We are early in our development efforts. Our product candidates JTX-2011 and JTX-4014 are clinical stage programs and our future product candidates are in preclinical or earlier stages of development. If we are unable to advance JTX-2011 or JTX-4014 through clinical development, or advance any other future product candidates to clinical development, or obtain marketing approval and ultimately commercialize any product candidates or experience significant delays in doing so, our business will be materially harmed.
We are early in our development efforts: JTX-2011 and JTX-4014 are our only clinical stage product candidates, and other future product candidates are in preclinical or earlier stages of development. We have invested substantially all of our efforts and financial resources in the identification of targets and early stage, preclinical and clinical development of monoclonal antibodies, including the development of our lead product candidate, JTX-2011, and JTX-4014. JTX-2011 is currently in clinical development in an adaptive Phase I/II clinical trial.
Our other efforts have been invested in early stage, preclinical and earlier development programs. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of JTX-2011, JTX-4014 or any other future product candidates, which may never occur. We currently generate no revenues from sales of any products, and we may never be able to develop or commercialize a marketable product. JTX-2011, JTX-4014 and any other future product candidates will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenues from product sales. In addition, our product development programs contemplate the development of complementary diagnostics and/or companion diagnostics, which are assays or tests to identify an appropriate patient population. Complementary diagnostics and companion diagnostics are subject to regulation as medical devices and, if there are no adequate complementary diagnostics and/or companion diagnostics currently on the market for our product candidates, we may elect to advance a diagnostic and that diagnostic would have to be approved or cleared for marketing by the Food and Drug Administration, or FDA, or comparable foreign regulatory agencies before we could commercialize it. The success of JTX-2011, JTX-4014 and any other future product candidates will depend on several factors, including the following:

•	successful completion of preclinical studies and advancement to clinical development of any future product candidates;

•	successful completion of non-clinical toxicology studies that may be required for regulatory approval of JTX-2011 or JTX-4014;

•	acceptance of investigational new drug applications, or INDs, for our planned clinical trials or future clinical trials;

•	successful enrollment and completion of clinical trials;

•	demonstration of a benefit/risk profile for JTX-2011, JTX-4014 and any other future product candidates that is sufficient to support a successful biologics license application, or BLA;

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
Our product candidates JTX-2011 and JTX-4014 are clinical stage programs and other future product candidates are in preclinical or earlier stages of development. The risk of failure at any stage of clinical or preclinical development is high. It is impossible to predict when or if JTX-2011, JTX-4014 and any other future product candidates will prove effective and safe in humans and will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of JTX-2011, JTX-4014 or any other future product candidates, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of JTX-2011, JTX-4014 and any other future product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete or may be delayed and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Our preclinical studies and clinical trials may not be successful.
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
Our product candidates could cause undesirable side effects similar to those toxicities observed in other immunotherapies. While we have already evaluated JTX-2011 in these in vitro tests, our Phase I/II clinical trial of JTX-2011 has been ongoing for a limited period of time. It remains possible that new or more severe toxicities could be seen if JTX-2011 or JTX-4014 is used in combination with other agents. Such toxicities, if observed, could result in development delays, delay or denial of approval, or limit the labeling and thus overall market scope for JTX-2011 or JTX-4014.
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
Although we designed the clinical trials for JTX-2011 and JTX-4014 and intend to design the clinical trials for any other future product candidates, clinical investigators or CROs will conduct all of the clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may also face internal challenges that may materially adversely affect the willingness or ability of such parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If the clinical investigators or CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, marketing approval and commercialization of JTX-2011, JTX-4014 and any other future product candidates may be delayed, or our development program may be materially and irreversibly harmed. If we are unable to rely on clinical data collected by our clinical investigators and CROs, we could be required to repeat, extend the duration of, or increase the size of any clinical trials we conduct and this could significantly delay commercialization and require significantly greater expenditures.
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
The process of manufacturing JTX-2011, JTX-4014 or any other future product candidates is complex, highly regulated and subject to several risks, including those listed below.

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

•
Biologics, such as JTX-2011 and JTX-4014, that have been produced and are stored for later use may degrade, become contaminated, suffer other quality defects or may not be used within their shelf life, which may cause the affected product candidates to no longer be suitable for their intended use in clinical trials or other development activities. If the defective product candidates cannot be replaced in a timely fashion, we may incur significant delays in our development programs that could adversely affect the value of such product candidates.

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
We are a clinical stage biopharmaceutical company with a limited operating history, and we are early on in our development efforts. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain marketing approval and become commercially viable. We have financed our operations primarily through the sale of equity securities, convertible debt securities and our collaboration with Celgene. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of JTX-2011 and JTX-4014 and preclinical and planned clinical development of other future product candidates and discovery programs. The size of our future net losses will depend, in part, on our future expenses and our ability to generate additional revenue, if any. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have incurred losses in each annual period since our inception. For the years ended December 31, 2017, 2016 and 2015, we reported net losses of $16.4 million, $13.7 million and $28.5 million, respectively. For the nine months ended September 30, 2018, we reported a net loss of $25.3 million. As of September 30, 2018, we had an accumulated deficit of $161.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for JTX-2011, JTX-4014 and any future product candidates.
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
Our operations have consumed substantial amounts of cash since inception. As of September 30, 2018, our cash, cash equivalents and investments were $214.7 million. We expect to continue to spend substantial amounts to continue the clinical development of JTX-2011 and JTX-4014 and preclinical and clinical development of any future product candidates. If we are able to gain marketing approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize those product candidates to the extent that such launch and commercialization are not the responsibility of a collaborator. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of JTX-2011, JTX-4014 and any other future product candidates. Our future capital requirements depend on many factors, including:

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
As of September 30, 2018, we had 109 full-time employees, including 81 employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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
As of September 30, 2018, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and their affiliates, beneficially owned approximately 69% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1*	Amended and Restated Non-Employee Director Compensation Policy
10.2
Form of Restricted Stock Unit Award Agreement under 2017 Stock Option and Incentive Plan (for employees) (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37998) filed August 9, 2018)

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
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements

*	Filed herewith
+	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOUNCE THERAPEUTICS, INC.

Date: November 13, 2018	By:	/s/ Kim C. Drapkin
Kim C. Drapkin
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)