Form 10-Q
period 2019-03-31
Jounce Therapeutics, Inc.
filed 2019-05-08
CIK 1640455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	JNCE	The Nasdaq Stock Market LLC

As of May 3, 2019, there were 32,972,345 shares of common stock, $0.001 par value per share, outstanding.

References to Jounce
Throughout this Quarterly Report on Form 10-Q, the “Company,” “Jounce,” “Jounce Therapeutics,” “we,” “us,” and “our,” except where the context requires otherwise, refers to Jounce Therapeutics, Inc. and its consolidated subsidiary, and “board of directors” refers to the board of directors of Jounce Therapeutics, Inc.
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
The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “would”, “will,” “target”, “goal”, “could,” “should, “potential,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•
the timing, progress, and results of preclinical studies and clinical trials for vopratelimab, JTX-4014, JTX-8064 and any other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;

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

Item 1. Financial Statements

Jounce Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except par value amounts)

d

	March 31,	December 31,
	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$40,172	$47,906
Short-term investments	123,617	141,968
Prepaid expenses and other current assets	6,095	2,335
Total current assets	169,884	192,209
Property and equipment, net	12,678	13,540
Long-term investments	9,455	5,990
Operating lease right-of-use asset	19,540	—
Other non-current assets	1,652	2,713
Total assets	$213,209	$214,452
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$4,032	$3,272
Accrued expenses	5,995	6,952
Deferred revenue, current—related party	62,927	55,157
Operating lease liability, current	2,645	—
Other current liabilities	120	165
Total current liabilities	75,719	65,546
Deferred revenue, net of current portion—related party	23,964	42,715
Operating lease liability, net of current portion	19,102	—
Other non-current liabilities	—	2,062
Total liabilities	118,785	110,323
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000 shares authorized at March 31, 2019 and December 31, 2018; no shares issued or outstanding at March 31, 2019 or December 31, 2018	—	—
Common stock, $0.001 par value: 160,000 shares authorized at March 31, 2019 and December 31, 2018; 32,972 and 32,948 shares issued at March 31, 2019 and December 31, 2018, respectively; 32,967 and 32,941 shares outstanding at March 31, 2019 and December 31, 2018, respectively	33	33
Additional paid-in capital	270,699	268,081
Accumulated other comprehensive income (loss)	51	(78)
Accumulated deficit	(176,359)	(163,907)
Total stockholders’ equity	94,424	104,129
Total liabilities and stockholders’ equity	$213,209	$214,452
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue:
Collaboration revenue—related party	$10,981	$11,195
Operating expenses:
Research and development	17,280	18,162
General and administrative	7,192	6,802
Total operating expenses	24,472	24,964
Operating loss	(13,491)	(13,769)
Other income, net	1,126	741
Loss before provision for income taxes	(12,365)	(13,028)
Provision for income taxes	12	—
Net loss	$(12,377)	$(13,028)
Net loss per share, basic and diluted	$(0.38)	$(0.40)
Weighted-average common shares outstanding, basic and diluted	32,959	32,373
Comprehensive loss:
Net loss	$(12,377)	$(13,028)
Other comprehensive income:
Unrealized gain on available-for-sale securities	129	58
Comprehensive loss	$(12,248)	$(12,970)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	32,941	$33	$268,081	$(78)	$(163,907)	$104,129
Exercises of common stock options	24	—	69	—	—	69
Vesting of restricted common stock	2	—	7	—	—	7
Stock-based compensation expense	—	—	2,542	—	—	2,542
Other comprehensive income	—	—	—	129	—	129
Cumulative effect adjustment upon adoption of ASC 842	—	—	—	—	(75)	(75)
Net loss	—	—	—	—	(12,377)	(12,377)
Balance at March 31, 2019	32,967	$33	$270,699	$51	$(176,359)	$94,424

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	32,249	$32	$257,101	$(409)	$(89,615)	$167,109
Exercise of common stock options	198	—	784	—	—	784
Vesting of restricted common stock	4	—	8	—	—	8
Stock-based compensation expense	—	—	2,268	—	—	2,268
Other comprehensive income	—	—	—	58	—	58
Cumulative effect adjustment upon adoption of ASC 606	—	—	—	—	(46,913)	(46,913)
Net loss	—	—	—	—	(13,028)	(13,028)
Balance at March 31, 2018	32,451	$32	$260,161	$(351)	$(149,556)	$110,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(12,377)	$(13,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,542	2,268
Depreciation expense	960	947
Net amortization of premiums and discounts on investments	(474)	169
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,596)	(487)
Other non-current assets	(103)	45
Accounts payable	771	2,289
Accrued expenses and other current liabilities	(941)	(2,168)
Deferred revenue—related party	(10,981)	(11,195)
Operating lease assets and liabilities	9	—
Other liabilities	7	41
Net cash used in operating activities	(23,183)	(21,119)
Investing activities:
Purchases of investments	(62,019)	(1,002)
Proceeds from maturities of investments	77,508	120,813
Purchases of property and equipment	(109)	(230)
Net cash provided by investing activities	15,380	119,581
Financing activities:
Proceeds from exercise of stock options	69	784
Net cash provided by financing activities	69	784
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,734)	99,246
Cash, cash equivalents and restricted cash, beginning of period	49,176	24,829
Cash, cash equivalents and restricted cash, end of period	$41,442	$124,075
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$20	$578
Supplemental cash flow information:
Cash paid for lease liabilities	$1,060	$—

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
As of March 31, 2019, the Company had cash, cash equivalents and investments of $173.2 million. The Company expects that its existing cash, cash equivalents and investments will enable it to fund its expected operating expenses and capital expenditure requirements for at least 12 months from May 8, 2019, the filing date of this Quarterly Report on Form 10-Q. The Company expects to finance its future cash needs through a combination of equity or debt financings and collaboration arrangements, including potential cash inflows from its Master Research and Collaboration Agreement (the “Celgene Collaboration Agreement”) with Celgene Corporation (“Celgene”).
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and 2018, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 6, 2019 (the “Annual Report on Form 10-K”).
The information presented in the condensed consolidated financial statements and related notes as of March 31, 2019, and for the three months ended March 31, 2019 and 2018, is unaudited. The December 31, 2018 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
Interim results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Jounce Therapeutics, Inc. and its wholly-owned subsidiary, Jounce Mass Securities, Inc. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2019, except as discussed below with respect to the adoption of ASC Topic 842, Leases (“ASC 842”).

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates which include, but are not limited to, estimates related to revenue recognized under the Celgene Collaboration Agreement (including estimates of internal and external costs expected to be incurred to satisfy performance obligations), the determination of the discount rate utilized in the initial application of ASC 842, accrued expenses, stock-based compensation expense and income taxes. The Company bases its estimates on historical experience and other market specific or other relevant assumptions it believes to be reasonable under the circumstances. Actual results could differ from those estimates.
Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. The new standard includes a short-term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which permits entities to continue applying legacy guidance in ASC Topic 840, Leases (“ASC 840”), including its disclosure requirements, in the comparative periods presented in the year that the entity adopts the new leasing standard. Under this transition method, the cumulative effect of initially applying ASC 842 is recognized as an adjustment to the opening balance of retained earnings or accumulated deficit at the beginning of the annual reporting period that includes the date of initial application. The new standard became effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods.
Accordingly, the Company adopted ASC 842 on January 1, 2019 using the transition method permitted by ASU 2018-11. In adopting ASC 842, the Company elected to utilize the package of practical expedients outlined within ASC 842-10-65-1(f), the hindsight practical expedient outlined within ASC 842-10-65-1(g) and the practical expedient related to not separating nonlease components permitted by ASC 842-10-15-37. In addition, as discussed above, ASC 842-20-25-2 specifies that an entity may elect an accounting policy whereby it does not apply the recognition requirements of ASC 842 to short-term leases with a term of 12 months or less. Under this accounting policy, an entity does not recognize a right-of-use asset or lease liability on its balance sheet and instead recognizes lease payments as an expense on a straight-line basis over the lease term. The Company has elected this short-term lease accounting policy.
Upon the adoption of ASC 842, the Company removed its legacy deferred rent balances that were previously recorded under ASC 840 and established an operating lease right-of-use asset of $20.2 million, an operating lease liability, current of $2.6 million and an operating lease liability, net of current portion of $19.8 million, all relating to the Company’s existing operating lease for its current corporate headquarters. The Company also recorded an increase to the opening balance of accumulated deficit of less than $0.1 million as a result of the adoption of ASC 842. The following table presents a summary of the amount by which each financial statement line item was affected by the adoption of ASC 842 (in thousands):

	January 1, 2019
	Prior to the Adoption of ASC 842	Effect of Adoption	Subsequent to the Adoption of ASC 842
Operating lease right of use asset	$—	$20,156	$20,156
Operating lease liability, current	$—	$2,563	$2,563
Other current liabilities	$165	$(61)	$104
Operating lease liability, net of current portion	$—	$19,790	$19,790
Other non-current liabilities	$2,062	$(2,062)	$—
Accumulated deficit	$(163,907)	$(75)	$(163,982)
The adoption of ASC 842 did not have a material impact on the condensed consolidated statement of operations and comprehensive loss or the condensed consolidated statement of cash flows for the three months ended March 31, 2019.

The Company subsequently measures its lease liability at the present value of remaining lease payments, discounted using the discount rate for the lease. The right-of-use asset is subsequently measured at the amount of the lease liability, adjusted for prepaid or accrued lease payments and the remaining balance of lease incentives received. The Company recognizes operating lease expense on a straight-line basis over the lease term. See Note 11, “Corporate Headquarters Lease”, for further information on the application of ASC 842 to the Company’s operating lease for its current corporate headquarters.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and it establishes additional disclosure requirements related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption is permitted. The Company is currently evaluating the potential impact that ASU 2016-13 may have on the condensed consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This guidance is intended to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. This guidance became effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods. Accordingly, the Company adopted ASU 2018-07 effective January 1, 2019, and there was no impact to the condensed consolidated financial statements as a result of the adoption of this guidance.
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
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) when the counterparty is a customer. In addition, ASU 2018-18 adds unit-of-account guidance to ASC Topic 808, Collaborative Arrangements, in order to align this guidance with ASC 606 and also precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption is permitted. The Company is currently evaluating the potential impact that ASU 2018-18 may have on the condensed consolidated financial statements.
3.     Celgene Collaboration Agreement
In July 2016, the Company entered into the Celgene Collaboration Agreement. The primary goal of the collaboration is to co-develop and co-commercialize innovative biologic immunotherapies that either activate or suppress the immune system by binding to targets identified by leveraging the Company’s Translational Science Platform. Under the Celgene Collaboration Agreement, the Company granted Celgene exclusive options to develop and commercialize the Company’s lead product candidate, vopratelimab, and up to four early-stage programs, consisting of targets to be selected from a pool of certain B cell, T regulatory cell and tumor-associated macrophage targets. Additionally, Celgene has an exclusive option to develop and commercialize the Company’s product candidate JTX-4014, an anti-PD-1 antibody, which, upon exercise of such option, will be a shared program that may be used by both parties in and outside of the collaboration. Prior to Celgene exercising any of its options, the Company is responsible for all research and development activities under the Celgene Collaboration Agreement.
The Company received a non-refundable upfront cash payment of $225.0 million in July 2016 upon the execution of the Celgene Collaboration Agreement. The Company also received $36.1 million from the sale of 10,448,100 shares of Series B-1 convertible preferred stock upon the execution of a Series B-1 Preferred Stock Purchase

Agreement with Celgene, which shares converted into 2,831,463 shares of common stock upon the completion of the Company’s initial public offering (“IPO”). If Celgene elects to exercise any of the program options, Celgene will pay the Company an option-exercise fee of $10.0 million to $60.0 million that varies by program, with an aggregate of $182.5 million if Celgene exercises all six program options. The initial research term of the collaboration is four years, which can be extended, at Celgene’s option, annually for up to three additional years for additional consideration that ranges from $30.0 million to $45.0 million per year, for an aggregate of $120.0 million if the term is extended for an additional three years.
In January 2019, Celgene and Bristol-Myers Squibb Company (“BMS”) announced an agreement under which Celgene will be acquired by BMS, subject to the satisfaction of customary closing conditions and regulatory approvals. Celgene has announced that the transaction is currently expected to close in the third quarter of 2019.
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

•
The Company will retain 25 percent of the U.S. operating profits or losses arising from commercialization of the first program (the “Lead Program”), other than vopratelimab or JTX-4014, for which an investigational new drug application (“IND”) is filed under the collaboration, with 75 percent allocated to Celgene. Celgene has a one-time right to substitute and swap the economics and governance of this program with that of another program for which it exercises an option (other than vopratelimab and JTX-4014).

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
For the three months ended March 31, 2019, the Company recognized collaboration revenue of $11.0 million under the Celgene Collaboration Agreement related to the $225.0 million upfront payment received in 2016. As of March 31, 2019, the Company had $86.9 million of deferred revenue, which is classified as either current or net of current portion in the accompanying condensed consolidated balance sheets based on the period over which the revenue is expected to be recognized. This deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are partially unsatisfied as of March 31, 2019. The Company expects to recognize revenue related to these performance obligations through July 2020.
The following table presents changes in the Company’s contract liabilities during the three months ended March 31, 2019 (in thousands):

	Balance as of			Balance as of
	January 1, 2019	Additions	Reductions	March 31, 2019
Contract liabilities:
Deferred revenue	$97,872	$—	$(10,981)	$86,891
Totals	$97,872	$—	$(10,981)	$86,891

The reductions to the deferred revenue contract liability during the three months ended March 31, 2019 were comprised of revenue recognized for research and development services performed during the period, offset by a cumulative decrease of revenue previously recognized of $1.5 million arising from changes in costs estimated to be incurred under the Celgene Collaboration Agreement.
All revenue recognized during the three months ended March 31, 2019 was included within the beginning balance of the deferred revenue contract liability.
As of March 31, 2019, the Company had not received any option exercise, research term extension, milestone or royalty payments under the Celgene Collaboration Agreement.
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
Assets measured at fair value on a recurring basis as of March 31, 2019 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$35,691	$35,691	$—	$—
Investments:
Corporate debt securities	50,210	—	50,210	—
U.S. Treasuries	64,634	64,634	—	—
Government agency securities	22,709	22,709	—	—
Totals	$173,244	$123,034	$50,210	$—
Assets measured at fair value on a recurring basis as of December 31, 2018 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$41,434	$41,434	$—	$—
Investments:
Corporate debt securities	67,843	—	67,843	—
U.S. Treasuries	53,758	53,758	—	—
Government agency securities	32,829	32,829	—	—
Totals	$195,864	$128,021	$67,843	$—

There were no changes in valuation techniques or transfers between the fair value measurement levels during the three months ended March 31, 2019 or during the year ended December 31, 2018. There were no liabilities measured at fair value on a recurring basis as of March 31, 2019 or December 31, 2018.
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
Cash equivalents, short-term investments and long-term investments as of March 31, 2019 were comprised as follows (in thousands):

	March 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$35,691	$—	$—	$35,691
Corporate debt securities	48,200	13	(3)	48,210
U.S. Treasuries	60,660	13	—	60,673
Government agency securities	19,203	12	—	19,215
Total cash equivalents and short-term investments	$163,754	$38	$(3)	$163,789
Long-term investments:
Corporate debt securities	2,001	—	(1)	2,000
U.S. Treasuries	3,955	6	—	3,961
Government agency securities	3,483	11	—	3,494
Total long-term investments	9,439	17	(1)	9,455
Total cash equivalents and investments	$173,193	$55	$(4)	$173,244
Cash equivalents, short-term investments and long-term investments as of December 31, 2018 were comprised as follows (in thousands):

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$41,434	$—	$—	$41,434
Corporate debt securities	65,887	2	(39)	65,850
U.S. Treasuries	53,765	1	(8)	53,758
Government agency securities	28,866	—	(34)	28,832
Total cash equivalents and short-term investments	189,952	3	(81)	189,874
Long-term investments:
Corporate debt securities	2,001	—	(8)	1,993
Government agency securities	3,989	8	—	3,997
Total long-term investments	5,990	8	(8)	5,990
Total cash equivalents and investments	$195,942	$11	$(89)	$195,864
As of March 31, 2019 and December 31, 2018, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $11.1 million and $81.4 million, respectively. As of March 31, 2019, no securities were in an unrealized loss position for more than twelve months. As of December 31, 2018, the aggregate fair value of securities that were in an unrealized loss position for more than twelve months was $22.3 million. As of March 31, 2019, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the

Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of March 31, 2019.
There were no realized gains and losses on available-for-sale securities during the three months ended March 31, 2019 and 2018.
6.     Restricted Cash
As of both March 31, 2019 and December 31, 2018, the Company maintained non-current restricted cash of $1.3 million. This amount is included within “Other non-current assets” in the accompanying condensed consolidated balance sheets and is comprised solely of a letter of credit required pursuant to the lease for the Company’s corporate headquarters.
The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$47,906	$40,172	$23,559	$122,805
Restricted cash	1,270	1,270	1,270	1,270
Cash, cash equivalents and restricted cash	$49,176	$41,442	$24,829	$124,075
7.     Accrued Expenses
Accrued expenses as of March 31, 2019 and December 31, 2018 were comprised as follows (in thousands):

	March 31,	December 31,
	2019	2018
Employee compensation and benefits	$2,307	$4,063
External research and professional services	3,586	2,796
Lab consumables and other	102	93
Total accrued expenses	$5,995	$6,952
8.   Common Stock and Preferred Stock
Common Stock
The Company is authorized to issue 160,000,000 shares of common stock. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the board of directors.
Preferred Stock
The Company is authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of March 31, 2019, no shares of preferred stock were issued or outstanding.

Shares Reserved for Future Issuance
As of March 31, 2019 and December 31, 2018, the Company had reserved for future issuance the following number of shares of common stock (in thousands):

	March 31,	December 31,
	2019	2018
Shares reserved for vesting of restricted stock awards	5	7
Shares reserved for vesting of restricted stock units	703	371
Shares reserved for exercises of outstanding stock options	5,746	5,023
Shares reserved for future issuance under the 2017 Stock Option and Incentive Plan	1,353	1,114
Total shares reserved for future issuance	7,807	6,515
9.   Stock-based Compensation
2013 Stock Option and Grant Plan
In February 2013, the board of directors adopted and the Company’s stockholders approved the 2013 Stock Option and Grant Plan (the “2013 Plan”), as amended and restated, under which it could grant incentive stock options (“ISOs”), non-qualified stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to eligible employees, officers, directors, and consultants. The 2013 Plan was subsequently amended in January 2015, April 2015, July 2015, March 2016 and October 2016 to allow for the issuance of additional shares of common stock.
2017 Stock Option and Incentive Plan
In January 2017, the board of directors adopted and the Company’s stockholders approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”), which became effective immediately prior to the effectiveness of the IPO. Upon the adoption of the 2017 Plan, no further awards will be granted under the 2013 Plan.
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
The Company initially registered on Form S-8 1,753,758 shares of common stock under the 2017 Plan, which was comprised of (i) 1,510,000 shares of common stock reserved for issuance under the 2017 Plan, plus (ii) 243,758 shares of common stock originally reserved for issuance under the 2013 Plan that became available for issuance under the 2017 Plan upon the completion of the Company’s IPO. The 2017 Plan also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 Plan on January 1, 2018 and each January 1st thereafter. The number of shares added each year will be equal to the lesser of (i) 4% of the outstanding shares on the immediately preceding December 31st or (ii) such amount as determined by the compensation committee of the board of directors. Effective January 1, 2018 and 2019, 1,290,609 and 1,317,935 additional shares, respectively, were automatically added to the shares authorized for issuance under the 2017 Plan.
As of March 31, 2019, there were 1,353,188 shares available for future issuance under the 2017 Plan.
2017 Employee Stock Purchase Plan
In January 2017, the board of directors adopted and the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which became effective upon the closing of the IPO. The Company initially reserved 302,000 shares of common stock for future issuance under the 2017 ESPP. The 2017 ESPP also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 ESPP on January 1, 2018 and each January 1st thereafter through January 1, 2027. The number of shares added each year will be equal to the lesser of (i) 1% of the outstanding shares on the immediately preceding December 31st, (ii) 603,000 shares or (iii) such amount as determined by the compensation committee of the board of directors. Effective January 1, 2018 and 2019, 322,652 and 329,483 additional shares, respectively, were automatically added to the shares authorized for issuance under the 2017 ESPP. No offering periods under the 2017 ESPP had been initiated as of March 31, 2019.

Stock-based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2018 was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$1,097	$1,150
General and administrative	1,445	1,118
Total stock-based compensation expense	$2,542	$2,268
RSA Activity
Pursuant to RSA agreements issued under the terms of the 2013 Plan, the Company, at its discretion, has the option to repurchase unvested shares underlying RSAs at the initial purchase price if the employees or non-employees terminate their service relationships with the Company. The shares underlying RSAs are recorded in stockholders’ equity as they vest.
The following table summarizes RSA activity for the three months ended March 31, 2019 (in thousands, except per share amounts):

	RSAs	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2018	7	$—
Issued	—	$—
Vested	(2)	$—
Repurchased	—	$—
Unvested as of March 31, 2019	5	$—
The aggregate fair value of RSAs that vested during each of the three months ended March 31, 2019 and 2018, based upon the fair values of the stock underlying the RSAs on the day of vesting, was less than $0.1 million.
RSU Activity
The Company has also granted RSUs to its employees under the 2017 Plan. The following table summarizes RSU activity for the three months ended March 31, 2019 (in thousands, except per share amounts):

	RSUs	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2018	371	$8.02
Issued	351	$4.40
Vested	—	$—
Cancelled	(19)	$7.28
Unvested as of March 31, 2019	703	$6.23
No RSUs vested during the three months ended March 31, 2019 or 2018.
As of March 31, 2019, there was unrecognized stock-based compensation expense related to unvested RSUs of $3.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.1 years.

Stock Option Activity
The fair value of stock options granted during the three months ended March 31, 2019 and 2018 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.6%	2.6%
Expected dividend yield	—%	—%
Expected term (in years)	6.1	6.1
Expected volatility	68.9%	64.8%
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended March 31, 2019 and 2018 was $2.77 per share and $14.56 per share, respectively.
The following table summarizes stock option activity during the three months ended March 31, 2019 (in thousands, except per share amounts):

	Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	5,023	$10.23	7.6	$3,133
Granted	806	$4.37
Exercised	(24)	$2.87
Cancelled	(59)	$14.01
Outstanding at March 31, 2019	5,746	$9.40	7.7	$10,191
Exercisable at March 31, 2019	2,987	$6.54	6.7	$8,033
The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2019 and 2018 was less than $0.1 million and $3.4 million, respectively.
As of March 31, 2019, there was unrecognized stock-based compensation expense related to unvested stock options of $19.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.
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
11.   Corporate Headquarters Lease
In November 2016, the Company entered into an operating lease agreement (the “Corporate Headquarters Lease”) to occupy 51,000 square feet of laboratory and office space in Cambridge, Massachusetts. This facility serves as the Company’s current corporate headquarters. The lease term began on November 1, 2016 and extends to March 31, 2025. The Company has the option to extend the lease term for one consecutive five-year period, at the market rate, by giving the landlord written notice of its election to exercise the extension at least twelve months prior to the original expiration of the lease term. The Company provided the landlord with a security deposit in the form of a letter of credit in the amount of $1.3 million, which is recorded as restricted cash in other non-current assets in the condensed consolidated balance sheets. The Corporate Headquarters Lease also provided the Company with a tenant improvement allowance of $0.5 million. Leasehold improvements related to this facility are being amortized over the shorter of their useful life or the lease term.

Accounting under ASC 842
As a result of the adoption of ASC 842 on January 1, 2019, the Company has recorded a right-of-use asset and a corresponding lease liability on the condensed consolidated balance sheets as of March 31, 2019. As there is no rate implicit in the Corporate Headquarters Lease, the Company estimated its incremental borrowing rate based upon a synthetic credit rating and yield curve analysis. Based upon this analysis, the Company calculated a discount rate of 8.0% for the Corporate Headquarters Lease.
As of March 31, 2019, the remaining minimum rental payments due under the Corporate Headquarters Lease were as follows (in thousands):

Amount
Remainder of 2019	$3,210
2020	4,380
2021	4,505
2022	4,633
2023	4,764
2024 and thereafter	6,143
Total remaining minimum rental payments	27,635
Less: effect of discounting	(5,888)
Total lease liability	$21,747
For the three months ended March 31, 2019, the Company recorded operating lease expense of $1.1 million for the Corporate Headquarters Lease pursuant to ASC 842. As of March 31, 2019, the remaining lease term of the Corporate Headquarters Lease was 6.0 years.
Accounting under ASC 840
Prior to the adoption of ASC 842, and pursuant to the legacy guidance within ASC 840, the Company recorded rent expense on a straight-line basis through the end of the lease term and also recorded deferred rent on the condensed consolidated balance sheets. The Company recorded the tenant improvement allowance as a deferred lease incentive and was amortizing the deferred lease incentive through a reduction of rent expense ratably over the lease term.
As of December 31, 2018, the future minimum lease payments due under the Corporate Headquarters Lease were as follows (in thousands):

Minimum Lease Payments
2019	$4,260
2020	4,380
2021	4,505
2022	4,633
2023	4,764
2024 and thereafter	6,142
Total future minimum lease payments	$28,684
For the three months ended March 31, 2018, the Company recorded total rent expense of $1.0 million for the Corporate Headquarters Lease pursuant to ASC 840.

12.   Net Loss per Share
For purposes of the diluted loss per share calculation, outstanding stock options, unvested RSAs and unvested RSUs are considered to be potentially dilutive securities, however the following amounts were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2019	2018
Outstanding stock options	5,746	5,824
Unvested RSAs	5	12
Unvested RSUs	703	—
Total	6,454	5,836

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the United States Securities and Exchange Commission, or the SEC, on March 6, 2019. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in Part II, Item 1A.
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
Our most advanced product candidate, vopratelimab, is a clinical-stage monoclonal antibody that binds to and activates the Inducible T cell CO-Stimulator, or ICOS, a protein on the surface of certain T cells commonly found in many solid tumors. Vopratelimab was assessed in a Phase 1/2 clinical trial that we refer to as ICONIC. In the initial Phase 1/2 portion of ICONIC, vopratelimab was found to be safe and well-tolerated, both alone and in combination with nivolumab, an anti-PD-1 antibody. At the June 2018 annual meeting of the American Society of Clinical Oncology, or ASCO, we reported Response Evaluation Criteria in Solid Tumors, or RECIST, responses and other tumor reductions as determined by investigator assessment that were associated with an ICOS pharmacodynamic biomarker. We subsequently reported that these responses were durable, lasting six or more months and that all responders, as determined by investigator assessments, remained on study for more than one year. ICONIC also includes an on-going dose-escalation portion to assess vopratelimab in combination with pembrolizumab, an anti-PD-1 antibody, and in combination with ipilimumab, an antibody that binds to CTLA-4 on certain T cells. In this dose-escalation portion of ICONIC, vopratelimab is safe and well-tolerated in combination with each of ipilimumab and pembrolizumab.
We plan to initiate additional Phase 2 clinical studies focusing on settings in which ICOS hi CD4 T effector cells exist or emerge and are primed to respond to vopratelimab, potentially leading to clinical benefit. The first of these studies will be a clinical trial of vopratelimab in combination with ipilimumab in PD-1 inhibitor experienced patients in two tumor types, non-small cell lung cancer and bladder cancer. Additionally, we expect to initiate a clinical trial of vopratelimab in combination with ipilimumab in PD-1 inhibitor naive patients with bladder cancer and a separate predictive biomarker study. We expect to report preliminary efficacy data in 2020.
Our second product candidate, JTX-4014, is a clinical-stage anti-PD-1 antibody that we are developing primarily for potential use in combination with future product candidates, as we believe that combination therapy has the potential to be a mainstay of cancer immunotherapy. In December 2018, we commenced enrollment in a Phase 1 clinical trial of JTX‑4014 monotherapy designed to assess safety and to determine the recommended Phase 2 dose. We remain on track to assess the safety of JTX-4014 and to select the recommended Phase 2 dose in 2019.
Our third product candidate, JTX-8064, is an antibody that binds to LILRB2, which is a cell surface receptor expressed on macrophages. JTX-8064 is the first tumor-associated macrophage candidate to emerge from our Translational Science Platform. We believe therapies targeting these innate immune cells may have the potential to benefit patients with tumors that are less likely to respond to existing T cell-focused approaches. We are currently conducting IND-enabling activities for JTX-8064, with the goal of filing an investigational new drug application, or IND, and initiating a Phase 1 clinical trial in 2019.
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
The Co-Co Agreements and the JTX-4014 License Agreement outline the terms of potential development, regulatory and commercial milestone payments. The development milestones are payable on initiation of certain clinical trials and range from $32.5 million to $105.0 million, per program, with an aggregate total of $290.0 million. The regulatory approval milestones are payable upon regulatory approval in the United States and outside the United States and range from $7.5 million to $50.0 million per milestone, with an aggregate total of $700.0 million. The commercial milestones are payable upon achievement of specified aggregate product sales outside the United States for each program and range from $40.0 million to $200.0 million per milestone, with an aggregate total of $1.270 billion. We are also eligible to receive royalties on product sales outside the United States ranging from high single digit to mid-teen royalties. If Celgene elects to exercise any of the program options, Celgene will pay us an option-exercise fee of $10.0 million to $60.0 million that varies by program, with an aggregate of $182.5 million if Celgene exercises all six program options. The initial research term of the collaboration is four years, which can be extended, at Celgene’s option, annually for up to three additional years for additional consideration that ranges from $30.0 million to $45.0 million per year, for an aggregate of $120.0 million if the term is extended for an additional three years. As of March 31, 2019, we had not received any option exercise, research term extension, milestone or royalty payments under the Celgene Collaboration Agreement.
In January 2019, Celgene and Bristol-Myers Squibb Company, or BMS, announced an agreement under which Celgene will be acquired by BMS, subject to the satisfaction of customary closing conditions and regulatory approvals. Celgene has announced that the transaction is currently expected to close in the third quarter of 2019.
Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, developing our Translational Science Platform and conducting research, preclinical studies and clinical trials. We do not have any products approved for sale. We are subject to a number of risks comparable to those of other similar companies, including dependence on key individuals; the need to develop commercially viable products; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of our products. We have funded our operations through March 31, 2019 primarily through proceeds received from our IPO, the upfront payment received under the Celgene Collaboration Agreement and private placements of our convertible preferred stock.
Due to our significant research and development expenditures, we have generated substantial operating losses in each annual period since our inception. We have incurred an accumulated deficit of $176.4 million through March 31, 2019. We expect to incur substantial additional losses in the future as we expand our research and development activities.
Financial Operations Overview
Revenue
For the three months ended March 31, 2019, we recognized $11.0 million of collaboration revenue under the Celgene Collaboration Agreement related to the $225.0 million upfront payment received in 2016. We had $86.9 million of deferred revenue as of March 31, 2019, which is classified as either current or net of current portion in our condensed consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of March 31, 2019, we had not received any option exercise, research term extension, milestone or royalty payments under the Celgene Collaboration Agreement.
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
Due to the inherently unpredictable nature of preclinical and clinical development, we do not allocate all of our internal research and development expenses on a program-by-program basis as they primarily relate to personnel and lab consumables costs that are deployed across multiple programs under development. Our research and development expenses also include external costs, which we do track on a program-by-program basis following the program’s nomination as a development candidate. We began incurring such external costs for vopratelimab in 2015, JTX-4014 in 2016 and JTX-8064 in 2017.
Included below are external research and development and external clinical and regulatory costs for vopratelimab, JTX-4014, JTX-8064 and our pre-development candidates:

	Three Months Ended March 31,
(in thousands)	2019	2018
Vopratelimab	$3,943	$4,770
JTX-4014	1,012	2,585
JTX-8064	1,583	242
Pre-development candidates	149	360
Total external research and development and clinical and regulatory costs	$6,687	$7,957
Research and development activities account for a significant portion of our operating expenses. As we continue to implement our business strategy, we expect our research and development expenses to increase over the next several years. We expect that these expenses will increase as we:

•	complete our Phase 1/2 clinical trial of vopratelimab;

•	initiate further Phase 2 clinical trials of vopratelimab;

•	complete our Phase 1 clinical trial of JTX-4014 and initiate future clinical trials;

•	complete our IND-enabling activities for JTX-8064 and advance this product candidate into clinical trials;

•	continue to identify and develop potential predictive biomarkers and complementary diagnostics and/or companion diagnostics for our product candidates;

•	continue to develop and enhance our Translational Science Platform and advance our pipeline of immunotherapy programs and our early research activities into later stages of development; and

•	increase our headcount to meet our evolving needs.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2019 and 2018
The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018	$ Change
Revenue:
Collaboration revenue—related party	$10,981	$11,195	$(214)
Operating expenses:
Research and development	17,280	18,162	(882)
General and administrative	7,192	6,802	390
Total operating expenses	24,472	24,964	(492)
Operating loss	(13,491)	(13,769)	278
Other income, net	1,126	741	385
Loss before provision for income taxes	(12,365)	(13,028)	663
Provision for income taxes	12	—	12
Net loss	$(12,377)	$(13,028)	$651
Collaboration Revenue
Collaboration revenue for the three months ended March 31, 2019 and 2018 was solely related to the recognition of the upfront payment we received under our Celgene Collaboration Agreement that was executed in July 2016.

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018	$ Change
Employee compensation	$6,620	$6,141	$479
External research and development	2,429	3,879	(1,450)
External clinical and regulatory	4,258	4,078	180
Lab consumables	1,597	1,871	(274)
Consulting research	230	311	(81)
Facility costs	1,435	1,380	55
Other research	711	502	209
Total research and development expenses	$17,280	$18,162	$(882)
Research and development expenses decreased by $0.9 million from $18.2 million for the three months ended March 31, 2018 to $17.3 million for the three months ended March 31, 2019. The decrease in research and development expenses was primarily due to $1.5 million of decreased external research and development expenses attributable to JTX-4014 IND-enabling costs incurred during the three months ended March 31, 2018. This decrease was partially offset by $0.5 million of increased employee compensation costs primarily arising from increased personnel.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018	$ Change
Employee compensation	$3,850	$3,106	$744
Professional services	957	1,597	(640)
Facility costs	1,136	1,090	46
Other	1,249	1,009	240
Total general and administrative expenses	$7,192	$6,802	$390
General and administrative expenses increased by $0.4 million from $6.8 million for the three months ended March 31, 2018 to $7.2 million for the three months ended March 31, 2019. The increase in general and administrative expenses was primarily due to $0.7 million of increased employee compensation costs mainly arising from increased personnel, including $0.3 million of increased stock-based compensation expense.
Other Income, net
Other income, net, increased by $0.4 million from $0.7 million for the three months ended March 31, 2018 to $1.1 million for the three months ended March 31, 2019. The increase in other income, net is attributable to increased interest and investment income on our cash, cash equivalents and investments as a result of an overall increased rate of return.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations through March 31, 2019 primarily through net proceeds from our IPO of $106.4 million, a non-refundable upfront payment of $225.0 million received in connection with the Celgene Collaboration Agreement and gross proceeds from private placements of our convertible preferred stock of $139.1 million. As of March 31, 2019, we had cash, cash equivalents and investments of $173.2 million.

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
Due to our significant research and development expenditures, we have generated substantial operating losses since inception. We have incurred an accumulated deficit of $176.4 million through March 31, 2019. We expect to incur substantial additional losses in the future as we expand our research and development activities and continue to advance our programs. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments of $173.2 million will enable us to fund our operating expenses and capital expenditure requirements into 2021. However, we have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our capital resources sooner than we expect. The timing and amount of our operating expenditures will depend largely on:

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
Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash (used in) provided by:
Operating activities	$(23,183)	$(21,119)
Investing activities	15,380	119,581
Financing activities	69	784
Net (decrease) increase in cash, cash equivalents and restricted cash	$(7,734)	$99,246
Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2019 was $23.2 million, compared to net cash used in operating activities of $21.1 million for the three months ended March 31, 2018. Cash used in operating activities increased by $2.1 million primarily due to an increase in research and development-related prepaid expenses during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
Cash Provided by Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2019 was $15.4 million, compared to net cash provided by investing activities of $119.6 million for the three months ended March 31, 2018. Cash provided by investing activities decreased by $104.2 million primarily due to increased purchases of investments and decreased maturities of investments during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
Cash Provided by Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2019 was $0.1 million, compared to net cash provided by financing activities of $0.8 million for the three months ended March 31, 2018. Cash provided by financing activities decreased by $0.7 million due to a decrease in proceeds received from the exercise of stock options during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
Off-Balance Sheet Arrangements
We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates which include, but are not limited to, estimates related to revenue recognized under the Celgene Collaboration Agreement (including estimates of internal and external costs expected to be incurred to satisfy performance obligations), the determination of the discount rate utilized in the initial application of ASC Topic 842, accrued expenses, stock-based compensation expense and income taxes. We base our estimates on historical experience and other market specific or other relevant assumptions we believe to be reasonable under the circumstances. Actual results could differ from those estimates.
There were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 6, 2019.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, or the Exchange Act, and are not required to provide the information under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Among other things, the research, testing, manufacturing, labeling, approval and license maintenance, selling, import and export, marketing and distribution of biologic products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. Neither we nor any existing or future collaboration partner is permitted to market vopratelimab, JTX-4014, JTX-8064 and other future products in the United States until we receive approval of a BLA from the FDA. We have never submitted an application for, or received, marketing approval. Obtaining approval of a BLA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable domestic and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including the following:

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
In July 2016, we entered into a Master Research and Collaboration Agreement, or the Celgene Collaboration Agreement, with Celgene Corporation, or Celgene, focused on developing and commercializing biologic immunotherapies. Under our Celgene Collaboration Agreement with Celgene, Celgene may exercise options granting it certain commercialization or licensing rights for vopratelimab, JTX-4014, JTX-8064 and other product candidate programs from a pool of certain molecular targets. The collaboration involves a complex allocation of rights, provides for milestone payments to us based on the achievement of specified clinical development, regulatory and commercial milestones, provides for additional payments upon Celgene’s election to exercise rights to commercialize additional product candidates or extend the research term, and provides us with profit-sharing and royalty-based revenue if certain product candidates are successfully commercialized. We cannot provide any assurance with respect to, or otherwise, the success of the collaboration. In January 2019, Celgene and Bristol-Myers Squibb Company, or BMS, announced that they entered into an agreement under which Celgene will be acquired by BMS, subject to the satisfaction of customary closing conditions and regulatory approvals. The transaction is currently expected to close in the third quarter of 2019. The acquisition of Celgene by BMS may result in a change in Celgene’s business priorities, and as such, may lead to changes in its future operations, contracts and strategic plans, including those involving its collaboration with us, and may have a material adverse effect on our collaboration with Celgene. Any such change could affect Celgene’s willingness to perform its obligations or exercise its options under the Celgene Collaboration Agreement, have an impact on Celgene’s ability to retain and motivate key personnel who are important to our collaboration, reduce or terminate its efforts on the development of our product candidates, and/or cause the Celgene Collaboration Agreement to terminate. If the transaction is completed as planned, there is no guarantee that BMS will place the same emphasis on the collaboration, and our business may be harmed. In addition, BMS is a leader in the immuno-oncology field and has several programs that may be competitive with our product candidates. For example, BMS currently markets nivolumab, an anti-PD-1 antibody, and may not seek to acquire an additional anti-PD-1 antibody, which could cause BMS to decline to exercise the option for JTX-4014. As a result, if the acquisition in consummated, BMS may elect to terminate the Celgene Collaboration Agreement or may choose to advance its own programs rather than ours even if it does not terminate the Celgene Collaboration Agreement. Although we would retain worldwide rights to our programs in the event of any termination, any such termination may adversely affect our business and our stock price and make it more difficult for us to enter into a collaboration agreement with another party.
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
The market opportunities for vopratelimab, JTX-4014, JTX-8064 and other future products, if and when approved, may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed, and may be small.
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
We are a clinical-stage biopharmaceutical company with a limited operating history, and we are early on in our development efforts. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain marketing approval and become commercially viable. We have financed our operations primarily through the sale of equity securities and our collaboration with Celgene. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of vopratelimab, JTX-4014 and JTX-8064 and the preclinical and planned clinical development of other future product candidates and discovery programs. The size of our future net losses will depend, in part, on our future expenses and our ability to generate additional revenue, if any. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have incurred losses in each annual period since our inception. For the years ended December 31, 2018 and 2017, we reported net losses of $27.4 million and $16.4 million, respectively. For the three months ended March 31, 2019, we reported a net loss of $12.4 million. As of March 31, 2019, we had an accumulated deficit of $176.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for vopratelimab, JTX-4014, JTX-8064 and other future product candidates.
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
Our operations have consumed substantial amounts of cash since inception. As of March 31, 2019, our cash, cash equivalents and investments were $173.2 million. We expect to continue to spend substantial amounts to continue the clinical development of vopratelimab and JTX-4014 and preclinical and clinical development of JTX-8064 and other future product candidates. If we are able to gain marketing approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize those product candidates to the extent that such launch and commercialization are not the responsibility of a collaborator. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of vopratelimab, JTX-4014, JTX-8064 and other future product candidates. Our future capital requirements depend on many factors, including:

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
We do not have any committed external source of funds or other support for our development efforts, other than our collaboration with Celgene, which is limited in scope and duration. We will not receive any option-exercise fees or milestone payments prior to Celgene exercising a licensing or co-development option. Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into 2021.
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
As of March 31, 2019, we had 124 full-time employees, including 94 employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We do not intend to pay dividends on our common stock, so any returns will be limited to the value of our stock.
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
As of March 31, 2019, our executive officers and directors, combined with our stockholders who owned more than five percent of our outstanding common stock, and their affiliates, beneficially owned approximately 54 percent of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements

*	Filed herewith
+	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOUNCE THERAPEUTICS, INC.

Date: May 8, 2019	By:	/s/ Kim C. Drapkin
Kim C. Drapkin
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)