Form 10-Q
period 2019-06-30
Jounce Therapeutics, Inc.
filed 2019-08-07
CIK 1640455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

As of August 2, 2019, there were 32,981,637 shares of common stock, $0.001 par value per share, outstanding.

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
The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “would”, “will,” “target”, “goal”, “could,” “should, “potential,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•
the timing, progress, and results of preclinical studies and clinical trials for our current and future product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;

•
the timing, scope, or likelihood of regulatory filings and approvals, including, as applicable, timing of our investigational new drug application for, biologics license application filing for, and final Food and Drug Administration approval of our current and future product candidates;

•	our ability to use our Translational Science Platform to identify targets for future product candidates and to match immunotherapies to select patient subsets;

•	our ability to identify, develop and advance future product candidates into, and successfully complete, clinical studies;

•	our ability to develop combination therapies, whether on our own or in collaboration with third parties, for our current and future product candidates;

•	our expectations regarding the size of the patient populations for our product candidates, if approved for commercial use, and any product candidates we may develop;

•	our commercialization and marketing capabilities and strategy;

•	the pricing and reimbursement of our current and future product candidates, if approved;

•	the implementation of our business model and our strategic plans for our business, our current and future product candidates, and our technology;

•	our ability to develop and commercialize a companion diagnostic or complementary diagnostic for our current and future product candidates;

•	the rate and degree of market acceptance and clinical utility of our current and future product candidates;

•	the potential benefits of our exclusive license of JTX-8064 to Celgene;

•	our ability to establish or maintain future collaborations or strategic relationships or obtain additional funding;

•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

•
our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our current and future product candidates, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;

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

Item 1. Financial Statements

Jounce Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except par value amounts)

d

	June 30,	December 31,
	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$37,994	$47,906
Short-term investments	114,026	141,968
Prepaid expenses and other current assets	5,328	2,335
Total current assets	157,348	192,209
Property and equipment, net	12,148	13,540
Long-term investments	—	5,990
Operating lease right-of-use asset	18,911	—
Other non-current assets	2,197	2,713
Total assets	$190,604	$214,452
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,596	$3,272
Accrued expenses	7,344	6,952
Deferred revenue, current—related party	64,879	55,157
Operating lease liability, current	2,729	—
Other current liabilities	47	165
Total current liabilities	77,595	65,546
Deferred revenue, net of current portion—related party	4,566	42,715
Operating lease liability, net of current portion	18,379	—
Other non-current liabilities	—	2,062
Total liabilities	100,540	110,323
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000 shares authorized at June 30, 2019 and December 31, 2018; no shares issued or outstanding at June 30, 2019 or December 31, 2018	—	—
Common stock, $0.001 par value: 160,000 shares authorized at June 30, 2019 and December 31, 2018; 32,981 and 32,948 shares issued at June 30, 2019 and December 31, 2018, respectively; 32,978 and 32,941 shares outstanding at June 30, 2019 and December 31, 2018, respectively	33	33
Additional paid-in capital	273,248	268,081
Accumulated other comprehensive income (loss)	135	(78)
Accumulated deficit	(183,352)	(163,907)
Total stockholders’ equity	90,064	104,129
Total liabilities and stockholders’ equity	$190,604	$214,452
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Collaboration revenue—related party	$17,446	$19,378	$28,427	$30,573
Operating expenses:
Research and development	18,130	18,495	35,410	36,657
General and administrative	7,323	6,523	14,515	13,325
Total operating expenses	25,453	25,018	49,925	49,982
Operating loss	(8,007)	(5,640)	(21,498)	(19,409)
Other income, net	1,026	966	2,152	1,707
Loss before provision for income taxes	(6,981)	(4,674)	(19,346)	(17,702)
Provision for income taxes	12	—	24	—
Net loss	$(6,993)	$(4,674)	$(19,370)	$(17,702)
Net loss per share, basic and diluted	$(0.21)	$(0.14)	$(0.59)	$(0.55)
Weighted-average common shares outstanding, basic and diluted	32,973	32,497	32,966	32,435
Comprehensive loss:
Net loss	$(6,993)	$(4,674)	$(19,370)	$(17,702)
Other comprehensive income:
Unrealized gain on available-for-sale securities	84	135	213	193
Comprehensive loss	$(6,909)	$(4,539)	$(19,157)	$(17,509)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	32,941	$33	$268,081	$(78)	$(163,907)	$104,129
Exercises of common stock options	24	—	69	—	—	69
Vesting of restricted common stock	2	—	7	—	—	7
Stock-based compensation expense	—	—	2,542	—	—	2,542
Other comprehensive income	—	—	—	129	—	129
Cumulative effect adjustment upon adoption of ASC 842	—	—	—	—	(75)	(75)
Net loss	—	—	—	—	(12,377)	(12,377)
Balance at March 31, 2019	32,967	$33	270,699	51	(176,359)	94,424
Exercises of common stock options	9	—	29	—	—	29
Vesting of restricted common stock	2	—	7	—	—	7
Stock-based compensation expense	—	—	2,513	—	—	2,513
Other comprehensive income	—	—	—	84	—	84
Net loss	—	—	—	—	(6,993)	(6,993)
Balance at June 30, 2019	32,978	$33	$273,248	$135	$(183,352)	$90,064

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	32,249	$32	$257,101	$(409)	$(89,615)	$167,109
Exercise of common stock options	198	—	784	—	—	784
Vesting of restricted common stock	4	—	8	—	—	8
Stock-based compensation expense	—	—	2,268	—	—	2,268
Other comprehensive income	—	—	—	58	—	58
Cumulative effect adjustment upon adoption of ASC 606	—	—	—	—	(46,913)	(46,913)
Net loss	—	—	—	—	(13,028)	(13,028)
Balance at March 31, 2018	32,451	32	260,161	(351)	(149,556)	110,286
Exercises of common stock options	143	1	380	—	—	381
Vesting of restricted common stock	2	—	7		—	7
Stock-based compensation expense	—	—	2,360	—	—	2,360
Other comprehensive income	—	—	—	135	—	135
Net loss	—	—	—	—	(4,674)	(4,674)
Balance at June 30, 2018	32,596	$33	$262,908	$(216)	$(154,230)	$108,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(19,370)	$(17,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,055	4,628
Depreciation expense	1,923	1,908
Net amortization of premiums and discounts on investments	(883)	(138)
Changes in operating assets and liabilities:
Taxes receivable	—	16,737
Prepaid expenses and other current assets	(1,849)	589
Other non-current assets	(628)	31
Accounts payable	(645)	201
Accrued expenses and other current liabilities	335	(1,421)
Deferred revenue—related party	(28,427)	(30,573)
Other liabilities	13	63
Net cash used in operating activities	(44,476)	(25,677)
Investing activities:
Purchases of investments	(89,480)	(127,889)
Proceeds from maturities of investments	124,508	175,913
Proceeds from sales of investments	—	3,997
Purchases of property and equipment	(562)	(959)
Net cash provided by investing activities	34,466	51,062
Financing activities:
Proceeds from exercise of stock options	98	1,165
Net cash provided by financing activities	98	1,165
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,912)	26,550
Cash, cash equivalents and restricted cash, beginning of period	49,176	24,829
Cash, cash equivalents and restricted cash, end of period	$39,264	$51,379
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$—	$110
Supplemental cash flow information:
Cash paid for lease liabilities	$2,130	$—
Cash paid for income taxes	$101	$—

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
As of June 30, 2019, the Company had cash, cash equivalents and investments of $152.0 million. The Company expects that its existing cash, cash equivalents and investments will enable it to fund its expected operating expenses and capital expenditure requirements for at least 12 months from August 7, 2019, the filing date of this Quarterly Report on Form 10-Q. The Company expects to finance its future cash needs through a combination of equity or debt financings, collaborations, licensing arrangements and strategic alliances.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019 and 2018, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 6, 2019 (the “Annual Report on Form 10-K”).
The information presented in the condensed consolidated financial statements and related notes as of June 30, 2019, and for the three and six months ended June 30, 2019 and 2018, is unaudited. The December 31, 2018 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
Interim results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Jounce Therapeutics, Inc. and its wholly-owned subsidiary, Jounce Mass Securities, Inc. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2019, except as discussed below with respect to the adoption of ASC Topic 842, Leases (“ASC 842”).

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates which include, but are not limited to, estimates related to revenue recognized under the Master Research and Collaboration Agreement (the “Celgene Collaboration Agreement”) with Celgene Corporation (“Celgene”) (including estimates of internal and external costs expected to be incurred to satisfy performance obligations), the determination of the discount rate utilized in the initial application of ASC 842, accrued expenses, stock-based compensation expense and income taxes. The Company bases its estimates on historical experience and other market specific or other relevant assumptions it believes to be reasonable under the circumstances. Actual results could differ from those estimates.
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
Accordingly, the Company adopted ASC 842 on January 1, 2019 using the transition method permitted by ASU 2018-11. In adopting ASC 842, the Company elected to utilize a package of practical expedients under which an entity need not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases or initial direct costs for any existing leases. The Company also elected a practical expedient whereby an entity can utilize hindsight in determining the lease term, including options to extend or terminate the lease. Finally, the Company elected a practical expedient related to not separating lease and nonlease components. In addition, as discussed above, an entity may elect an accounting policy whereby it does not apply the recognition requirements of ASC 842 to short-term leases with a term of 12 months or less. Under this accounting policy, an entity does not recognize a right-of-use asset or lease liability on its balance sheet and instead recognizes lease payments as an expense on a straight-line basis over the lease term. The Company has elected this short-term lease accounting policy.
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
The adoption of ASC 842 did not have a material impact on the condensed consolidated statement of operations and comprehensive loss or the condensed consolidated statement of cash flows for the three and six months ended June 30, 2019.

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
3.     Celgene Collaboration Agreement
In July 2016, the Company entered into the Celgene Collaboration Agreement. The primary goal of the collaboration is to co-develop and co-commercialize innovative biologic immunotherapies that either activate or suppress the immune system by binding to targets identified by leveraging the Company’s Translational Science Platform. Under the Celgene Collaboration Agreement, the Company granted Celgene exclusive options to develop and commercialize the Company’s lead product candidate, vopratelimab, and up to four early-stage programs, consisting of targets to be selected from a pool of certain B cell, T regulatory cell and tumor-associated macrophage targets. Additionally, the Company granted Celgene an exclusive option to develop and commercialize the Company’s product candidate JTX-4014, an anti-PD-1 antibody, which, upon exercise of such option, will be a shared program that may be used by both parties in and outside of the collaboration. The Celgene Collaboration Agreement was subsequently terminated effective July 22, 2019, as outlined further in Note 13, “Subsequent Events”.
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
For the three months ended June 30, 2019 and 2018, the Company recognized collaboration revenue of $17.4 million and $19.4 million, respectively, under the Celgene Collaboration Agreement related to the $225.0 million upfront payment received in 2016. For the six months ended June 30, 2019 and 2018, the Company recognized collaboration revenue of $28.4 million and $30.6 million, respectively.
As of June 30, 2019, the Company had $69.4 million of deferred revenue, which is classified as either current or net of current portion in the accompanying condensed consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of June 30, 2019, prior to the termination of the Celgene Collaboration Agreement on July 22, 2019, the Company expected to recognize this revenue over the initial research term of the Celgene Collaboration Agreement. This deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are partially unsatisfied as of June 30, 2019.
The following table presents changes in the Company’s contract liabilities during the six months ended June 30, 2019 (in thousands):

	Balance as of			Balance as of
	January 1, 2019	Additions	Reductions	June 30, 2019
Contract liabilities:
Deferred revenue	$97,872	$—	$(28,427)	$69,445
Totals	$97,872	$—	$(28,427)	$69,445

The reductions to the deferred revenue contract liability during the six months ended June 30, 2019 were comprised of revenue recognized for research and development services performed during the period, offset by a cumulative decrease of revenue previously recognized of $1.3 million arising from changes in costs estimated to be incurred under the Celgene Collaboration Agreement.
All revenue recognized during the six months ended June 30, 2019 was included within the beginning balance of the deferred revenue contract liability.
As of June 30, 2019, the Company had not received any option exercise, research term extension, milestone or royalty payments under the Celgene Collaboration Agreement.
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
Assets measured at fair value on a recurring basis as of June 30, 2019 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$37,994	$37,994	$—	$—
Investments:
Corporate debt securities	32,952	—	32,952	—
U.S. Treasuries	60,300	60,300	—	—
Government agency securities	20,774	20,774	—	—
Totals	$152,020	$119,068	$32,952	$—
Assets measured at fair value on a recurring basis as of December 31, 2018 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$41,434	$41,434	$—	$—
Investments:
Corporate debt securities	67,843	—	67,843	—
U.S. Treasuries	53,758	53,758	—	—
Government agency securities	32,829	32,829	—	—
Totals	$195,864	$128,021	$67,843	$—
There were no changes in valuation techniques or transfers between the fair value measurement levels during the three and six months ended June 30, 2019 or during the year ended December 31, 2018. There were no liabilities measured at fair value on a recurring basis as of June 30, 2019 or December 31, 2018.

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
Cash equivalents and short-term investments as of June 30, 2019 were comprised as follows (in thousands):

	June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$37,994	$—	$—	$37,994
Corporate debt securities	32,937	15	—	32,952
U.S. Treasuries	60,229	72	(1)	60,300
Government agency securities	20,725	49	—	20,774
Total cash equivalents and short-term investments	$151,885	$136	$(1)	$152,020
The Company maintained no long-term investments as of June 30, 2019.
Cash equivalents, short-term investments and long-term investments as of December 31, 2018 were comprised as follows (in thousands):

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$41,434	$—	$—	$41,434
Corporate debt securities	65,887	2	(39)	65,850
U.S. Treasuries	53,765	1	(8)	53,758
Government agency securities	28,866	—	(34)	28,832
Total cash equivalents and short-term investments	189,952	3	(81)	189,874
Long-term investments:
Corporate debt securities	2,001	—	(8)	1,993
Government agency securities	3,989	8	—	3,997
Total long-term investments	5,990	8	(8)	5,990
Total cash equivalents and investments	$195,942	$11	$(89)	$195,864
As of June 30, 2019 and December 31, 2018, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $6.5 million and $81.4 million, respectively. As of June 30, 2019, no securities were in an unrealized loss position for more than twelve months. As of December 31, 2018, the aggregate fair value of securities that were in an unrealized loss position for more than twelve months was $22.3 million. As of June 30, 2019, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of June 30, 2019.
There were no realized gains and losses on available-for-sale securities during the three and six months ended June 30, 2019. There were immaterial realized gains and losses on available-for-sale securities during the three and six months ended June 30, 2018.

6.     Restricted Cash
As of both June 30, 2019 and December 31, 2018, the Company maintained non-current restricted cash of $1.3 million. This amount is included within “Other non-current assets” in the accompanying condensed consolidated balance sheets and is comprised solely of a letter of credit required pursuant to the lease for the Company’s corporate headquarters.
The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$47,906	$37,994	$23,559	$50,109
Restricted cash	1,270	1,270	1,270	1,270
Cash, cash equivalents and restricted cash	$49,176	$39,264	$24,829	$51,379
7.     Accrued Expenses
Accrued expenses as of June 30, 2019 and December 31, 2018 were comprised as follows (in thousands):

	June 30,	December 31,
	2019	2018
Employee compensation and benefits	$3,350	$4,063
External research and professional services	3,757	2,796
Lab consumables and other	237	93
Total accrued expenses	$7,344	$6,952
8.   Common Stock and Preferred Stock
Common Stock
The Company is authorized to issue 160,000,000 shares of common stock. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the board of directors.
Preferred Stock
The Company is authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of June 30, 2019, no shares of preferred stock were issued or outstanding.
Shares Reserved for Future Issuance
As of June 30, 2019 and December 31, 2018, the Company had reserved for future issuance the following number of shares of common stock (in thousands):

	June 30,	December 31,
	2019	2018
Shares reserved for vesting of restricted stock awards	4	7
Shares reserved for vesting of restricted stock units	649	371
Shares reserved for exercises of outstanding stock options	5,792	5,023
Shares reserved for future issuance under the 2017 Stock Option and Incentive Plan	1,352	1,114
Total shares reserved for future issuance	7,797	6,515

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
As of June 30, 2019, there were 1,351,940 shares available for future issuance under the 2017 Plan.
2017 Employee Stock Purchase Plan
In January 2017, the board of directors adopted and the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which became effective upon the closing of the IPO. The Company initially reserved 302,000 shares of common stock for future issuance under the 2017 ESPP. The 2017 ESPP also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 ESPP on January 1, 2018 and each January 1st thereafter through January 1, 2027. The number of shares added each year will be equal to the lesser of (i) 1% of the outstanding shares on the immediately preceding December 31st, (ii) 603,000 shares or (iii) such amount as determined by the compensation committee of the board of directors. Effective January 1, 2018 and 2019, 322,652 and 329,483 additional shares, respectively, were automatically added to the shares authorized for issuance under the 2017 ESPP. No offering periods under the 2017 ESPP had been initiated as of June 30, 2019.

Stock-based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$1,097	$1,212	$2,194	$2,362
General and administrative	1,416	1,148	2,861	2,266
Total stock-based compensation expense	$2,513	$2,360	$5,055	$4,628
RSA Activity
Pursuant to RSA agreements issued under the terms of the 2013 Plan, the Company, at its discretion, has the option to repurchase unvested shares underlying RSAs at the initial purchase price if the employees or non-employees terminate their service relationships with the Company. The shares underlying RSAs are recorded in stockholders’ equity as they vest.
The following table summarizes RSA activity for the six months ended June 30, 2019 (in thousands, except per share amounts):

	RSAs	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2018	7	$—
Issued	—	$—
Vested	(3)	$—
Repurchased	—	$—
Unvested as of June 30, 2019	4	$—
The aggregate fair value of RSAs that vested during each of the three months ended June 30, 2019 and 2018, based upon the fair values of the stock underlying the RSAs on the day of vesting, was less than $0.1 million. The aggregate fair value of RSAs that vested during each of the six months ended June 30, 2019 and 2018, based upon the fair values of the stock underlying the RSAs on the day of vesting, was less than $0.1 million.
RSU Activity
The Company has also granted RSUs to its employees under the 2017 Plan. The following table summarizes RSU activity for the six months ended June 30, 2019 (in thousands, except per share amounts):

	RSUs	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2018	371	$8.02
Issued	351	$4.40
Vested	—	$—
Cancelled	(73)	$6.08
Unvested as of June 30, 2019	649	$6.28
No RSUs vested during the three or six months ended June 30, 2019 or 2018.
As of June 30, 2019, there was unrecognized stock-based compensation expense related to unvested RSUs of $2.7 million, which the Company expects to recognize over a weighted-average period of approximately 1.8 years.

Stock Option Activity
The fair value of stock options granted during the three and six months ended June 30, 2019 and 2018 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Risk-free interest rate	2.1%	2.8%	2.5%	2.7%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	5.7	5.8	6.0	6.0
Expected volatility	70.0%	66.6%	69.2%	65.1%
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended June 30, 2019 and 2018 was $3.30 per share and $8.89 per share, respectively. The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2019 and 2018 was $2.88 per share and $13.74 per share, respectively.
The following table summarizes stock option activity during the six months ended June 30, 2019 (in thousands, except per share amounts):

	Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	5,023	$10.23	7.6	$3,133
Granted	1,020	$4.56
Exercised	(33)	$3.01
Cancelled	(218)	$15.11
Outstanding at June 30, 2019	5,792	$9.09	7.4	$6,508
Exercisable at June 30, 2019	3,278	$6.92	6.4	$5,822
The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2019 and 2018 was less than $0.1 million and $1.0 million, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2019 and 2018 was $0.1 million and $4.4 million, respectively.
As of June 30, 2019, there was unrecognized stock-based compensation expense related to unvested stock options of $16.8 million, which the Company expects to recognize over a weighted-average period of approximately 2.4 years.
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
Further information on subsequent transactions between the Company and Celgene are outlined in Note 13, “Subsequent Events”.
11.   Corporate Headquarters Lease
In November 2016, the Company entered into an operating lease agreement (the “Corporate Headquarters Lease”) to occupy 51,000 square feet of laboratory and office space in Cambridge, Massachusetts. This facility serves as the Company’s corporate headquarters. The lease term began on November 1, 2016 and extends to March 31, 2025. The Company has the option to extend the lease term for one consecutive five-year period, at the market rate, by giving the landlord written notice of its election to exercise the extension at least twelve months prior to the original expiration of the lease term. The Company provided the landlord with a security deposit in the form of a letter of credit in the amount of $1.3 million, which is recorded as restricted cash in other non-current assets in the condensed consolidated balance sheets. The Corporate Headquarters Lease also provided the Company with a tenant improvement allowance of $0.5 million. Leasehold improvements related to this facility are being amortized over the shorter of their useful life or the lease term.
Accounting under ASC 842
As a result of the adoption of ASC 842 on January 1, 2019, the Company has recorded a right-of-use asset and a corresponding lease liability on the condensed consolidated balance sheets as of June 30, 2019. As there is no rate implicit in the Corporate Headquarters Lease, the Company estimated its incremental borrowing rate based upon a synthetic credit rating and yield curve analysis. Based upon this analysis, the Company calculated a discount rate of 8.0% for the Corporate Headquarters Lease.
As of June 30, 2019, the remaining minimum rental payments due under the Corporate Headquarters Lease were as follows (in thousands):

Amount
Remainder of 2019	$2,140
2020	4,380
2021	4,505
2022	4,633
2023	4,764
2024 and thereafter	6,143
Total remaining minimum rental payments	26,565
Less: effect of discounting	(5,457)
Total lease liability	$21,108
The Company recorded operating lease expense for the Corporate Headquarters Lease of $1.0 million and $2.1 million for the three and six months ended June 30, 2019, respectively, pursuant to ASC 842. As of June 30, 2019, the remaining lease term of the Corporate Headquarters Lease was 5.8 years.
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
The Company recorded total rent expense for the Corporate Headquarters Lease of $1.0 million and $2.0 million for the three and six months ended June 30, 2018, respectively, pursuant to ASC 840.

12.   Net Loss per Share
For purposes of the diluted loss per share calculation, outstanding stock options, unvested RSAs and unvested RSUs are considered to be potentially dilutive securities, however the following amounts were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Three and Six Months Ended June 30,
	2019	2018
Outstanding stock options	5,792	5,769
Unvested RSAs	4	10
Unvested RSUs	649	—
Total	6,445	5,779
13.   Subsequent Events
Celgene License Agreement
On July 22, 2019 (the “Effective Date”), the Company entered into a License Agreement (the “Celgene License Agreement”) with Celgene. Pursuant to the Celgene License Agreement, the Company granted to Celgene a worldwide and exclusive license to develop, manufacture and commercialize JTX-8064 and certain derivatives thereof (an “Initial Licensed Compound”), as well as any antibody (other than the Initial Licensed Compound) or other biologic controlled by the Company as of the Effective Date that is specifically directed to the LILRB2 receptor (“LILRB2”) (the “Licensed Compounds”).
The Celgene License Agreement provides Celgene with the sole right, at its sole cost and expense, to develop, seek regulatory approval for, manufacture and commercialize the Licensed Compounds and any product that comprises a Licensed Compound (each a “Licensed Product”) for all uses and purposes. Celgene is obligated to use commercially reasonable efforts to develop, seek regulatory approval for and commercialize at least one Licensed Product comprising or incorporating the Initial Licensed Compound (any such Licensed Product, an “Initial Licensed Product”). During the term of the license, the Company is prohibited from developing, manufacturing or commercializing any product, other than Licensed Products, that contains an antibody or other biologic that is specifically directed to LILRB2 or any related antibody or related biologic.
Under the terms of the Celgene License Agreement, Celgene paid the Company a one-time, non-refundable upfront payment of $50.0 million in July 2019. The Company is also entitled to receive payments from Celgene upon the achievement of specified clinical, regulatory and sales milestones for the first Initial Licensed Product to achieve such milestones, including potential clinical and regulatory milestone payments up to an aggregate total of $180.0 million and potential sales milestone payments up to an aggregate total of $300.0 million.
The Company is also eligible to receive royalties at percentage rates ranging from mid-single-digits to low-double-digits, based on future annual net sales of the Initial Licensed Products, on an Initial Licensed Product-by-Initial Licensed Product and country-by-country basis until the later of (i) the date on which there are no longer any valid composition of matter or method of use claims within the Company’s patents or patents jointly owned by the Company and Celgene related to the Initial Licensed Product in such country and (ii) the twelve-year anniversary of the date of the first commercial sale of the first Initial Licensed Product in such country (the “Royalty Term”). Royalty payments may be reduced in specified circumstances, including payments required to be made by Celgene to third parties to acquire patent rights, up to an aggregate minimum floor, or may be reduced upon the occurrence of certain specified events, including certain compulsory licenses, or if associated with a Licensed Product that is not an Initial Licensed Product.
Unless terminated earlier in accordance with its terms, the Celgene License Agreement provides that it will expire (i) on an Initial Licensed Product-by-Initial Licensed Product and country-by-country basis on the date of the expiration of the Royalty Term with respect to such Initial Licensed Product in such country and (ii) in its entirety upon the expiration of all applicable Royalty Terms with respect to the Initial Licensed Products in all countries, following which the applicable licenses under the License Agreement will become fully paid-up, perpetual, irrevocable and royalty-free.

Termination of Celgene Collaboration Agreement
In connection with the entry into the License Agreement, the Company and Celgene also entered into a termination agreement, terminating the Celgene Collaboration Agreement effective as of July 22, 2019.
Upon the effectiveness of the Termination Agreement, the Company will have no further performance obligations under the Celgene Collaboration Agreement. As a result, the Company now expects to recognize the balance of deferred revenue related to the Celgene Collaboration Agreement in the third quarter of 2019.

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
We are currently conducting a Phase 2 clinical trial, which we refer to as EMERGE, of vopratelimab in combination with ipilimumab in PD-1 inhibitor experienced patients in two tumor types, non-small cell lung cancer and urothelial cancer. Enrollment in EMERGE commenced in June 2019. EMERGE is the first of the additional Phase 2 clinical studies of vopratelimab we plan to conduct based on the foundational relationship between the ICOS hi CD4 T cells and clinical benefit. EMERGE also includes new dosing schedules and a novel combination sequence based on our understanding of the kinetics between ipilimumab, the emergence of ICOS hi CD4 T cells and vopratelimab. The primary endpoint is overall response rate and secondary endpoints include safety, duration of response, progression free survival and overall survival. Additional assessments will include close monitoring of ICOS hi CD4 T cell emergence and a range of other biomarkers, including exploratory assessment of potential predictive biomarkers. We expect to report EMERGE data including preliminary efficacy and biomarker relationships to clinical outcomes for up to 80 patients in 2020. Beyond EMERGE, we are in the planning stages of additional Phase 2 studies of vopratelimab.
Prior to our EMERGE clinical trial, vopratelimab was assessed in a Phase 1/2 clinical trial that we refer to as ICONIC. In the ICONIC clinical trial, vopratelimab was observed to be safe and well-tolerated, both alone and in combination with nivolumab, an anti-PD-1 antibody. At the June 2018 annual meeting of the American Society of Clinical Oncology, or ASCO, we reported Response Evaluation Criteria in Solid Tumors, or RECIST, responses and other tumor reductions as determined by investigator assessment that were associated with an ICOS pharmacodynamic biomarker. We subsequently reported that these responses were durable, lasting six or more months and that all responders, as determined by investigator assessments, remained on study for more than one year. ICONIC also includes a dose-escalation portion to assess vopratelimab in combination with pembrolizumab, an anti-PD-1 antibody, and in combination with ipilimumab, an antibody that binds to CTLA-4 on certain T cells. In this dose-escalation portion of ICONIC, vopratelimab was observed to be safe and well-tolerated in combination with each of ipilimumab and pembrolizumab.
Our second product candidate, JTX-4014, is a clinical-stage anti-PD-1 antibody that we are developing primarily for potential use in combination with future product candidates, as we believe that combination therapy has the potential to be a mainstay of cancer immunotherapy. In December 2018, we commenced enrollment in a Phase 1 clinical trial of JTX‑4014 monotherapy designed to assess safety and to determine the recommended Phase 2 dose. We have completed enrollment in this Phase 1 clinical trial and determined the recommended Phase 2 dose. We plan to report data from this Phase 1 clinical trial in the second half of 2019.
Our third product candidate, JTX-8064, was exclusively licensed to Celgene Corporation, or Celgene, in July 2019. JTX-8064 is an antibody that binds to LILRB2, which is a cell surface receptor expressed on macrophages. JTX-8064 is the first tumor-associated macrophage candidate to emerge from our Translational Science Platform. We believe therapies targeting these innate immune cells may have the potential to benefit patients with tumors that are less likely to respond to existing T cell-focused approaches.
Beyond our product candidates, we continue to advance and build our discovery pipeline. We are discovering and developing next-generation immunotherapies by leveraging our Translational Science Platform to systematically and comprehensively interrogate cell types within the tumor microenvironment. Our broad discovery pipeline includes multiple programs targeting T-regulatory cells, macrophages and stromal cells. We believe that the use of our Translational Science Platform to efficiently identify novel immuno-oncology targets and advance them from discovery to investigational new drug application, or IND, stage is a sustainable approach that we plan to continually apply across our broad discovery pipeline and target selection process. We expect to announce a new development candidate and commence IND-enabling studies later in 2019.
On July 22, 2019, or the Effective Date, we entered into a License Agreement, or the Celgene License Agreement, with Celgene. Pursuant to the Celgene License Agreement, we granted to Celgene a worldwide and exclusive license to develop, manufacture and commercialize JTX-8064 and certain derivatives thereof (an Initial Licensed Compound), as well as any antibody, other than the Initial Licensed Compound, or other biologic controlled by us as of the Effective Date that is specifically directed to the LILRB2 receptor (a Licensed Compound).
The Celgene License Agreement provides Celgene with the sole right, at its sole cost and expense, to develop, seek regulatory approval for, manufacture and commercialize the Licensed Compounds and any product that comprises a Licensed Compound (each a Licensed Product) for all uses and purposes. Celgene is obligated to use commercially reasonable efforts to develop, seek regulatory approval for and commercialize at least one Licensed Product comprising or incorporating the Initial Licensed Compound (any such Licensed Product, an Initial Licensed Product).
Under the terms of the Celgene License Agreement, Celgene paid us a one-time, non-refundable upfront payment of $50.0 million in July 2019. We are also entitled to receive payments from Celgene upon the achievement of specified clinical, regulatory and sales milestones with respect to the first Initial Licensed Product to achieve such milestones, including potential clinical and regulatory milestone payments up to an aggregate total of $180.0 million and potential sales milestone payments up to an aggregate total of $300.0 million. We are also eligible to receive royalties at percentage rates ranging from mid-single-digits to low-double-digits, based on future annual net sales of the Initial Licensed Products, on an Initial Licensed Product-by-Initial Licensed Product and country-by-country basis.
In July 2016, we entered into a Master Research and Collaboration Agreement, or the Celgene Collaboration Agreement, and a Series B-1 Preferred Stock Purchase Agreement with Celgene. Under the terms of these agreements, we received a $225.0 million upfront cash payment and $36.1 million from the sale of 10,448,100 shares of our Series B-1 convertible preferred stock, which shares converted into 2,831,463 shares of common stock upon the completion of our initial public offering, or IPO, in 2017. In connection with the Celgene License Agreement, we and Celgene entered into a termination agreement, terminating the Celgene Collaboration Agreement effective as of July 22, 2019.
Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, developing our Translational Science Platform and conducting research, preclinical studies and clinical trials. We do not have any products approved for sale. We are subject to a number of risks comparable to those of other similar companies, including dependence on key individuals; the need to develop commercially viable products; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of our products. We have funded our operations through June 30, 2019 primarily through proceeds received from our IPO, the upfront payment received under the Celgene Collaboration Agreement and private placements of our convertible preferred stock.
Due to our significant research and development expenditures, we have generated substantial operating losses in each annual period since our inception. We have incurred an accumulated deficit of $183.4 million through June 30, 2019. We expect to incur substantial additional losses in the future as we expand our research and development activities.

Financial Operations Overview
Revenue
For the six months ended June 30, 2019, we recognized $28.4 million of collaboration revenue under the Celgene Collaboration Agreement related to the $225.0 million upfront payment received in 2016. We had $69.4 million of deferred revenue as of June 30, 2019. The Celgene Collaboration Agreement was subsequently terminated effective July 22, 2019. As a result, we will have no further performance obligations under the Celgene Collaboration Agreement, and we now expect to recognize the balance of this deferred revenue in the third quarter of 2019. In addition, we also expect to recognize $50.0 million of revenue related to the Celgene License Agreement in the second half of 2019.
In the future, we may generate revenue from product sales or collaboration agreements, strategic alliances and licensing arrangements, including the Celgene License Agreement. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of license fees, milestones, reimbursement of costs incurred and other payments, if any, and product sales, to the extent any products are successfully commercialized. If we or third parties fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
Operating Expenses
Research and Development Expenses
Research and development expenses represent costs incurred by us for the discovery, development and manufacture of our current and future product candidates and include: external research and development expenses incurred under arrangements with third parties, including academic and non-profit institutions, contract research organizations, contract manufacturing organizations and consultants; salaries and personnel-related costs, including non-cash stock-based compensation expense; license fees to acquire in-process technology and other expenses, which include direct and allocated expenses for laboratory, facilities and other costs.
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
A change in the outcome of any of these variables with respect to the development of any of our product candidates would significantly change the costs, timing and viability associated with the development of that product candidate. We plan to increase our research and development expenses for the foreseeable future as we advance our product candidates through clinical trials and continue the enhancement of our Translational Science Platform and the progression of our pipeline.
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
Included below are external research and development and external clinical and regulatory costs for vopratelimab, JTX-4014, JTX-8064 and our pre-development candidates:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Vopratelimab	$3,586	$5,994	$7,529	$10,764
JTX-4014	901	2,092	1,913	4,677
JTX-8064	3,125	315	4,708	557
Pre-development candidates	105	223	254	583
Total external research and development and clinical and regulatory costs	$7,717	$8,624	$14,404	$16,581
Research and development activities account for a significant portion of our operating expenses. As we continue to implement our business strategy, we expect our research and development expenses to increase over the next several years. We expect that these expenses will increase as we:

•	complete our Phase 1/2 ICONIC clinical trial of vopratelimab;

•	continue our Phase 2 EMERGE clinical trial of vopratelimab and initiate additional Phase 2 clinical trials of vopratelimab;

•	complete our Phase 1 clinical trial of JTX-4014 and initiate future clinical trials;

•	continue to identify and develop potential predictive biomarkers and complementary diagnostics and/or companion diagnostics for our product candidates;

•	continue to develop and enhance our Translational Science Platform and advance our pipeline of immunotherapy programs and our early research activities into later stages of development; and

•	increase our headcount to meet our evolving needs.
Product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.
General and Administrative Expenses
General and administrative expenses consist of salaries and personnel-related costs, including non-cash stock-based compensation expense, for our personnel in executive, business development, legal, finance and accounting, human resources and other administrative functions, consulting fees, facility costs not otherwise included in research and development expenses, fees paid for accounting and tax services, insurance expenses and non-litigation legal costs. Non-litigation legal costs include general corporate legal fees, patent legal fees and related costs. We anticipate that our general and administrative expenses will increase in the future to support our continued operations.
Other Income, Net
Other income, net, consists primarily of interest and investment income on our cash, cash equivalents and investments.

Results of Operations
Comparison of the Three Months Ended June 30, 2019 and 2018
The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
(in thousands)	2019	2018	$ Change
Revenue:
Collaboration revenue—related party	$17,446	$19,378	$(1,932)
Operating expenses:
Research and development	18,130	18,495	(365)
General and administrative	7,323	6,523	800
Total operating expenses	25,453	25,018	435
Operating loss	(8,007)	(5,640)	(2,367)
Other income, net	1,026	966	60
Loss before provision for income taxes	(6,981)	(4,674)	(2,307)
Provision for income taxes	12	—	12
Net loss	$(6,993)	$(4,674)	$(2,319)
Collaboration Revenue
Collaboration revenue for the three months ended June 30, 2019 and 2018 was solely related to the recognition of the upfront payment we received under our Celgene Collaboration Agreement that was executed in July 2016. Collaboration revenue fluctuates based upon our pattern of performance for each performance obligation.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
(in thousands)	2019	2018	$ Change
Employee compensation	$6,079	$5,346	$733
External research and development	3,942	4,453	(511)
External clinical and regulatory	3,775	4,171	(396)
Lab consumables	1,889	2,147	(258)
Consulting research	334	436	(102)
Facility costs	1,445	1,433	12
Other research	666	509	157
Total research and development expenses	$18,130	$18,495	$(365)
Research and development expenses decreased by $0.4 million from $18.5 million for the three months ended June 30, 2018 to $18.1 million for the three months ended June 30, 2019. The decrease in research and development expenses was primarily attributable to the following:

•
$0.5 million of decreased external research and development expenses primarily attributable to vopratelimab manufacturing costs incurred during the three months ended June 30, 2018, partially offset by increased JTX-8064 IND-enabling costs;

•	$0.4 million of decreased external clinical and regulatory costs primarily attributable to decreased activities within our Phase 1/2 ICONIC clinical trial; and

•	$0.3 million of decreased lab consumables expenses during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.
These decreases were partially offset by $0.7 million of increased employee compensation costs primarily arising from increased personnel.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
(in thousands)	2019	2018	$ Change
Employee compensation	$3,471	$3,003	$468
Professional services	1,486	1,432	54
Facility costs	1,144	1,135	9
Other	1,222	953	269
Total general and administrative expenses	$7,323	$6,523	$800
General and administrative expenses increased by $0.8 million from $6.5 million for the three months ended June 30, 2018 to $7.3 million for the three months ended June 30, 2019. The increase in general and administrative expenses was primarily attributable to the following:

•	$0.5 million of increased employee compensation costs arising from increased personnel, including $0.3 million of increased stock-based compensation expense; and

•	$0.3 million of increased other general and administrative costs to support our operations.
Other Income, net
Other income, net, increased by $0.1 million from the three months ended June 30, 2018 to the three months ended June 30, 2019. The increase in other income, net is attributable to increased interest and investment income on our cash, cash equivalents and investments as a result of an overall increased rate of return.
Comparison of the Six Months Ended June 30, 2019 and 2018
The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(in thousands)	2019	2018	$ Change
Revenue:
Collaboration revenue—related party	$28,427	$30,573	$(2,146)
Operating expenses:
Research and development	35,410	36,657	(1,247)
General and administrative	14,515	13,325	1,190
Total operating expenses	49,925	49,982	(57)
Other income, net	2,152	1,707	445
Loss before provision for income taxes	(19,346)	(17,702)	(1,644)
Provision for income taxes	24	—	24
Net loss	$(19,370)	$(17,702)	$(1,668)
Collaboration Revenue
Collaboration revenue for the six months ended June 30, 2019 and 2018 was solely related to the recognition of the upfront payment we received under our Celgene Collaboration Agreement that was executed in July 2016. Collaboration revenue fluctuates based upon our pattern of performance for each performance obligation.

Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(in thousands)	2019	2018	$ Change
Employee compensation	$12,699	$11,487	$1,212
External research and development	6,371	8,332	(1,961)
External clinical and regulatory	8,033	8,249	(216)
Lab consumables	3,486	4,018	(532)
Consulting research	564	747	(183)
Facility costs	2,880	2,813	67
Other research	1,377	1,011	366
Total research and development expenses	$35,410	$36,657	$(1,247)
Research and development expenses decreased by $1.2 million from $36.7 million for the six months ended June 30, 2018 to $35.4 million for the six months ended June 30, 2019. The decrease in research and development expenses was primarily attributable to the following:

•
$2.0 million of decreased external research and development costs primarily attributable to vopratelimab manufacturing costs and JTX-4014 IND-enabling costs incurred during the six months ended June 30, 2018, partially offset by increased JTX-8064 IND-enabling costs; and

•	$0.5 million of decreased lab consumables expenses during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
These decreases were partially offset by $1.2 million of increased employee compensation costs primarily attributable to increased personnel.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(in thousands)	2019	2018	$ Change
Employee compensation	$7,321	$6,109	$1,212
Professional services	2,443	3,029	(586)
Facility costs	2,280	2,225	55
Other	2,471	1,962	509
Total general and administrative expenses	$14,515	$13,325	$1,190
General and administrative expenses increased by $1.2 million from $13.3 million for the six months ended June 30, 2018 to $14.5 million for the six months ended June 30, 2019. The increase in general and administrative expenses was attributable to:

•	$1.2 million of increased employee compensation costs arising from increased personnel, including $0.6 million of increased stock-based compensation expense; and

•	$0.5 million of increased other general and administrative costs to support our operations.
This increase was partially offset by $0.6 million of decreased professional services costs associated with fewer consultants and temporary staff.
Other Income, net
Other income, net, increased by $0.4 million from $1.7 million for the six months ended June 30, 2018 to $2.2 million for the six months ended June 30, 2019. The increase in other income, net is attributable to increased interest and investment income on our cash, cash equivalents and investments as a result of an overall increased rate of return.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations through June 30, 2019 primarily through net proceeds from our IPO of $106.4 million, a non-refundable upfront payment of $225.0 million received in connection with the Celgene Collaboration Agreement and gross proceeds from private placements of our convertible preferred stock of $139.1 million. As of June 30, 2019, we had cash, cash equivalents and investments of $152.0 million. In July 2019, we received a non-refundable upfront payment of $50.0 million related to the Celgene License Agreement.
Funding Requirements
Our plan of operation is to continue implementing our business strategy, the research and development of our current product candidates, our preclinical development activities, the expansion of our research pipeline and the enhancement of our internal research and development capabilities. Due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our programs and product candidates, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize our products, if and when approved. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast which products, if and when approved, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.
Due to our significant research and development expenditures, we have generated substantial operating losses since inception. We have incurred an accumulated deficit of $183.4 million through June 30, 2019. We expect to incur substantial additional losses in the future as we expand our research and development activities and continue to advance our programs. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments of $152.0 million as of June 30, 2019, combined with the $50.0 million upfront payment subsequently received from Celgene in July 2019 pursuant to the Celgene License Agreement, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2021. However, we have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our capital resources sooner than we expect. The timing and amount of our operating expenditures will depend largely on:

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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings, collaborations, licensing arrangements and strategic alliances. We currently do not have a credit facility or committed sources of capital. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash (used in) provided by:
Operating activities	$(44,476)	$(25,677)
Investing activities	34,466	51,062
Financing activities	98	1,165
Net (decrease) increase in cash, cash equivalents and restricted cash	$(9,912)	$26,550
Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2019 was $44.5 million, compared to net cash used in operating activities of $25.7 million for the six months ended June 30, 2018. Cash used in operating activities increased by $18.8 million primarily due to $16.8 million of state and federal income tax refunds received during the six months ended June 30, 2018.
Cash Provided by Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2019 was $34.5 million, compared to net cash provided by investing activities of $51.1 million for the six months ended June 30, 2018. Cash provided by investing activities decreased by $16.6 million primarily due to decreased proceeds from sales and maturities of investments, partially offset by decreased purchases of investments, during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Proceeds received from sales and maturities of investments were either re-invested or used to fund operations.
Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2019 was $0.1 million, compared to net cash provided by financing activities of $1.2 million for the six months ended June 30, 2018. Cash provided by financing activities decreased by $1.1 million due to a decrease in proceeds received from the exercise of stock options during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Risks Related to Product Development and Regulatory Process
We are early in our development efforts. Our product candidates vopratelimab and JTX-4014 are clinical-stage programs and other future product candidates are in preclinical or earlier stages of development. If we are unable to advance our product candidates through clinical development, advance other future product candidates to clinical development or obtain marketing approval and ultimately commercialize any product candidates or experience significant delays in doing so, our business will be materially harmed.
We are early in our development efforts: vopratelimab and JTX-4014 are our only clinical-stage product candidates, and other future product candidates are in preclinical or earlier stages of development. We have invested substantially all of our efforts and financial resources in the identification of targets and early stage, preclinical and clinical development of monoclonal antibodies, including the development of vopratelimab, JTX-4014 and JTX-8064.
Our other efforts have been invested in early stage, preclinical and earlier development programs. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our current and/or future product candidates, which may never occur. We currently generate no revenues from sales of any products, and we may never be able to develop or commercialize a marketable product. In July 2019, we granted an exclusive license for the development, manufacture and commercialization of JTX-8064 to Celgene Corporation, or Celgene, and we may never receive any payments from Celgene for the achievement of research and development or commercial milestones, or royalties from potential future sales of JTX-8064. Vopratelimab, JTX-4014 and future product candidates will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenues from product sales. In addition, our product development programs contemplate the development of complementary diagnostics and/or companion diagnostics, which are assays or tests to identify an appropriate patient population. Complementary diagnostics and companion diagnostics are subject to regulation as medical devices and, if there are no adequate complementary diagnostics and/or companion diagnostics currently on the market for our product candidates, we may elect to advance a diagnostic and that diagnostic would have to be approved or cleared for marketing by the Food and Drug Administration, or FDA, or comparable foreign regulatory agencies before we could commercialize it. The success of our current and future product candidates will depend on several factors, including the following:

•	successful completion of preclinical studies and advancement to clinical development of our future product candidates;

•	acceptance of investigational new drug applications, or INDs, for our planned clinical trials or future clinical trials;

•	successful enrollment and completion of clinical trials;

•	demonstration of a benefit/risk profile for our current and future product candidates that is sufficient to support a successful biologics license application, or BLA;

•	successful development and marketing approval and clearance of complementary diagnostics and/or companion diagnostics for use with our current and future product candidates, if applicable;

•	receipt and maintenance of marketing approvals from applicable regulatory authorities;

•	approval by national pricing and reimbursement agencies (such as NICE, National Institute for Health Care and Excellence in the United Kingdom);

•	establishing agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidate is approved;

•	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;

•	launching commercial sales of our current and future product candidates, if and when approved;

•	acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	obtaining and maintaining healthcare coverage and adequate reimbursement;

•	enforcing and defending intellectual property rights and claims;

•	successful completion of clinical confirmatory trials to verify clinical benefit, if applicable; and

•	maintaining a continued acceptable safety profile of the product candidates following approval.
If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our current and future product candidates, which would materially harm our business. If we do not receive marketing approvals for our current and future product candidates, we may not be able to continue our operations.
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
We may not be able to prohibit our competitors from using translational science methods to develop product candidates, including such methods that are the same as or similar to our own. If our competitors use translational science methods to identify and develop products that compete with our current and future product candidates, our ability to develop and market a promising product or product candidate may diminish substantially, which could have a material adverse effect on our business prospects, financial condition, and results of operations.
Clinical product development involves a lengthy and expensive process, with an uncertain outcome. We will incur additional costs in connection with, and may experience delays, in completing, or ultimately be unable to complete, the development and commercialization of our current and future product candidates, and any complementary diagnostics and/or companion diagnostics.
Our product candidates vopratelimab and JTX-4014 are clinical-stage programs and future product candidates are in preclinical or earlier stages of development. The risk of failure at any stage of clinical or preclinical development is high. It is impossible to predict when or if vopratelimab, JTX-4014 and future product candidates will prove effective and safe in humans and will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our current and future product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete or may be delayed and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Our preclinical studies and clinical trials may not be successful.
The FDA or comparable foreign regulatory authorities could change their position on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete more preclinical studies or provide additional data before continuing clinical trials. In the event we are required to satisfy additional FDA requests, the completion of our clinical trials for vopratelimab and JTX-4014 may be delayed. Successful completion of our clinical trials is a prerequisite to submitting a BLA to the FDA and a Marketing Authorization Application, or MAA, in Europe for our current and future product candidates and, consequently, the ultimate approval and commercial marketing of our current and future product candidates. We do not know whether any of our clinical trials will be completed on schedule, if at all.
We may experience delays in completing our preclinical studies and initiating or completing clinical trials, and we may experience numerous unforeseen events during, or as a result of, any potential future clinical trials that could delay or prevent our ability to receive marketing approval of our current and future product candidates, including:

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
If we are required to conduct additional clinical trials or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, or if we are unable to successfully complete clinical trials or other testing of our current and future product candidates, we may:

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

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our current and future product candidates. This competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites. Moreover, because our current and future product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our ongoing or any future clinical trial.
Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our current and future product candidates.

Our current and future product candidates we develop may cause undesirable side effects or have other properties when used alone or in combination with other approved pharmaceutical products or investigational new drugs that could halt their clinical development, prevent their marketing approval, limit their commercial potential or result in significant negative consequences.
Although our current and future product candidates will undergo safety testing to the extent possible and, where applicable, under such conditions discussed with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated. In order to obtain marketing approval of a product candidate, we must demonstrate safety in various non-clinical and clinical tests. At the time of initiating human clinical trials, we may not have conducted or may not conduct the types of non-clinical testing ultimately required by regulatory authorities, or future non-clinical tests may indicate that our product candidates are not safe for use. Non-clinical testing and clinical testing are both expensive and time-consuming and have uncertain outcomes.
Immunotherapy, and its method of action of harnessing the body’s immune system, is powerful and could lead to serious side effects that we only discover in clinical trials. Undesirable or clinically unmanageable side effects could occur and cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Unforeseen side effects from our current and future product candidates could arise either during clinical development or, if such side effects are more rare, after our current and future product candidates have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. Although we have established that vopratelimab is safe in humans, we cannot predict if future clinical trials of our product candidates, either alone or in combination with other therapies, will demonstrate safety in humans. If any of our current or future product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain marketing approval, we will not be able to generate revenue and our business will be harmed.
We cannot predict whether future safety and toxicology studies may cause undesirable effects. In addition, success in initial tests does not ensure that later testing will be successful. Our product candidates could cause undesirable side effects similar to those toxicities observed in other immunotherapies. It remains possible that new or more severe toxicities could be seen if any product candidate is used in combination with other agents. Such toxicities, if observed, could result in development delays, a determination by the FDA or other regulatory authorities that additional safety testing is required, delay or denial of approval, or limit the labeling and thus overall market scope for such product candidate.
If unacceptable toxicities arise in the development of our current and future product candidates, we or an existing or future collaborator or licensee could suspend or terminate clinical trials, or the FDA or comparable foreign regulatory authorities could order us, a collaborator or licensee to cease clinical trials or deny approval of our current and future product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, particularly outside of our collaborators or licensees as toxicities resulting from cancer immunotherapies are not normally encountered in the general patient population and by medical personnel. We expect to have to train medical personnel using any of our product candidates to understand the side effect profile of such product candidates for both our ongoing and planned clinical trials and upon commercialization of such product candidates. The inability to recognize and manage the potential side effects of our product candidates could result in patient deaths. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly.
We may seek a Breakthrough Therapy Designation or Fast Track Designation by the FDA for our current and future product candidates, and we may be unsuccessful. If we are successful, the designation may not actually lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our current and future product candidates will receive marketing approval.
We may seek a Breakthrough Therapy Designation or Fast Track Designation for our current and future product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Fast Track Designation may be available if a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition. Drugs that receive Breakthrough Therapy Designation or Fast Track Designation by the FDA are eligible for accelerated approval and priority review.

The FDA has broad discretion whether or not to grant Breakthrough Therapy Designation or Fast Track Designation. Even if we receive Breakthrough Therapy Designation or Fast Track Designation for a product candidate, such designation may not result in a faster development process, review or approval compared to conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one of our current or future product candidates receives Breakthrough Therapy Designation or Fast Track Designation, the FDA may later decide that the drugs no longer meet the conditions for qualification and rescind the designation.
We may seek Orphan Drug Designation for our current and future product candidates, and we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.
As part of our business strategy, we may seek Orphan Drug Designation for our current and future product candidates, and we may be unsuccessful. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.
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
Even if we obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the drug from competition because different drugs can be approved for the same condition, or the drug may be used off-label. Even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the other drug is clinically superior. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek Orphan Drug Designation for applicable indications for our current and future product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.
The marketing approval process is expensive, time consuming and uncertain and may prevent us or any of our existing or future collaborators or licensees from obtaining approvals for the commercialization of our current and future product candidates.
Among other things, the research, testing, manufacturing, labeling, approval and license maintenance, selling, import and export, marketing and distribution of biologic products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. Neither we nor any existing or future collaborator or licensee is permitted to market any future product in the United States until we receive approval of a BLA from the FDA. We have never submitted an application for, or received, marketing approval. Obtaining approval of a BLA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable domestic and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including the following:

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

Prior to receiving approval to commercialize our product candidates in the United States or abroad, we and any of our existing or future collaborators or licensees must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Even if we and any of our existing or future collaborators or licensees believe the preclinical or clinical data for our current and future product candidates are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities. Administering our product candidates to humans may produce undesirable side effects, which could interrupt, delay or cause suspension of clinical trials of our product candidates and result in the FDA or other regulatory authorities denying approval of our current and future product candidates for any or all targeted indications.
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
If our current and future product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain marketing approval, our business will be harmed.
We may choose not to develop a potential product candidate, or we may suspend or terminate one or more discovery or preclinical programs related to our product candidates.
At any time and for any reason, we may determine that one or more of our discovery programs, preclinical programs or product candidates does not have sufficient potential to warrant the allocation of resources toward such program or product candidate. Furthermore, because we have limited financial and personnel resources, we are placing significant focus on the development of our product candidates vopratelimab and JTX-4014. Accordingly, we may choose not to develop a product candidate or elect to suspend or terminate one or more of our discovery or preclinical programs. If we suspend or terminate a program or product candidate in which we have invested significant resources, we will have expended resources on a program or product candidate that will not provide a full return on our investment and we may have missed an opportunity to have allocated those resources to potentially more productive uses, including existing or future programs or product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to future product candidates through collaboration, licensing or other royalty arrangements.
Even if we complete the necessary clinical trials, we cannot predict when or if we will obtain marketing approval to commercialize a product or the approval may be for a narrower indication than we expect.
We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if our product candidates demonstrate safety and efficacy in clinical trials, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain marketing approval. In addition, we may experience delays or rejections based upon government regulation or changes in regulatory agency policy during the period of product development. Regulatory agencies also may impose significant limitations in the form of narrow indications, warnings, precautions or contraindications with respect to conditions of use or may grant approval subject to the performance of costly post-marketing clinical trials or may not approve the price we intend to charge for our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our current and future product candidates.

Obtaining and maintaining marketing approval of our current or future product candidates in one jurisdiction does not mean that we will be successful in obtaining marketing approval of that product candidate in other jurisdictions.
Obtaining and maintaining marketing approval of our current and future product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain marketing approval in any other jurisdiction. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials.
Obtaining foreign marketing approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our current and future product candidates will be harmed. Even if we obtain approval for our product candidates and ultimately commercialize them in foreign markets, we would be subject to separate risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and the reduced protection of intellectual property rights in some foreign countries.
Our failure to successfully identify, discover, acquire, develop or commercialize additional products or product candidates could impair our ability to grow.
Although a substantial amount of our efforts will focus on the clinical testing and potential approval of our most advanced product candidates, vopratelimab and JTX-4014, an element of our long-term growth strategy is to in-license products or product candidates for development and commercialization. We may never be able to identify, discover, acquire, develop or commercialize any products or product candidates, which would have a material adverse effect on our business.
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
Even if we receive marketing approval of our current or future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review.
Any marketing approvals that we receive for our current and future product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or a comparable foreign regulatory authority approves any of our current or future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import and export and record keeping for our current and future product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice, or cGMP, and good clinical practice, or GCP, for any clinical trials that we conduct post-approval. Failure to comply with regulatory requirements, may result in, among other things:

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
Even if our current and future product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
If our current and future product candidates receive marketing approval, whether as a single agent or in combination with other therapies, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. If our current and future product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues or receive significant milestone or royalty payments, and we may not become profitable.
Risks Related to Manufacturing, Commercialization and Reliance on Third Parties
We depend on Celgene to develop, manufacture and commercialize JTX-8064 and may depend on additional third parties for the development and commercialization of our other product candidate programs. If these programs are not successful, we may not receive significant payments from such third parties or we may not be able to capitalize on the market potential of these product candidates.
In July 2019, we entered into a License Agreement, or the Celgene License Agreement, with Celgene. Pursuant to the Celgene License Agreement, we granted Celgene an exclusive, worldwide license to develop, manufacture and commercialize JTX-8064. The license provides for potential payment to us from Celgene upon the achievement of specified clinical, regulatory and sales milestones, and potential royalty-based revenue if JTX-8064 is successfully commercialized. As a result of this license, we will not control the nature, timing or cost of bringing JTX-8064 to market. We cannot provide any assurance with respect to the success of the license. Moreover, in January 2019, Celgene and Bristol-Myers Squibb Company, or BMS, announced that they entered into an agreement under which Celgene will be acquired by BMS, subject to the satisfaction of customary closing conditions and regulatory approvals. Celgene and BMS have announced that the transaction is currently expected to close at the end of 2019 or the beginning of 2020. The acquisition of Celgene by BMS may result in a change in Celgene’s business priorities, and as such, may lead to changes in its future operations, contracts and strategic plans, including those involving JTX-8064, and may have a material adverse effect on Celgene’s development, manufacture or commercialization of JTX-8064. Any such change could affect Celgene’s ability to retain and motivate key personnel who are important to the development of JTX-8064, reduce or terminate its efforts to develop, manufacture or launch JTX-8064, and/or cause the Celgene License Agreement to be terminated. If the transaction is completed as planned, there is no guarantee that BMS will place the same emphasis on the development of JTX-8064 as Celgene, and our business may be harmed. If the acquisition is consummated, BMS may elect to terminate the Celgene License Agreement and, any such termination may adversely affect our business and our stock price and make it more difficult for us to enter into a collaboration agreement or license with another party.
We may form or seek other strategic alliances, joint ventures, or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our current and future product candidates that we may develop.
Collaborations and other strategic transactions, including licensing arrangements, involving our product candidates pose the following risks to us:

•
Collaborators, including licensors, have significant discretion in determining the efforts and resources that they will apply to these collaborations. For example, under the Celgene License Agreement, development and commercialization plans and strategies for JTX-8064 will be conducted by Celgene.

•
Collaborators may not pursue development and commercialization of any of our current or future product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors such as a business combination that diverts resources or creates competing priorities.

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

•
Collaborators may not properly enforce, maintain or defend our intellectual property rights or may use our proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation, or other intellectual property proceedings. For example, Celgene has the exclusive right to enforce, maintain or defend our intellectual property rights for JTX-8064 under the Celgene License Agreement.

•
Disputes may arise between a collaborator and us that cause the delay or termination of the research, development or commercialization of our current and future product candidates, or that result in costly litigation or arbitration that diverts management attention and resources.

•	Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

•	Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all.

•
Collaboration or licensing agreements may restrict our right to independently pursue new product candidates. For example, until termination or expiration of the Celgene License Agreement, we may not directly or indirectly research, develop, manufacture or commercialize any antibody or biologic that is specifically directed to the LILRB2 receptor.

As a result, if we enter into additional collaboration agreements and strategic partnerships or license our intellectual property, products or businesses, we may not be able to realize the benefit of, or generate revenues from, such arrangements.
If we establish one or more licenses or collaborations, all of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q would also apply to the activities of any such future licensees or collaborators.
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
We may also be restricted under existing agreements from entering into future agreements on certain terms with potential collaborators. For example, under the Celgene License Agreement, we have granted worldwide exclusive rights to Celgene for any antibody or biologic that is specifically directed to the LILRB2 receptor, and during the term of the agreement we will be restricted from granting similar rights to other parties. This exclusivity could limit our ability to enter into strategic collaborations with future collaborators.
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
The market opportunities for our current and future products, if and when approved, may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed, and may be small.
Cancer therapies are sometimes characterized as first-line, second-line, or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy, and, increasingly, immunotherapies or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second and third-line therapies are administered to patients when prior therapy is not effective. We expect to initially seek approval of our current and future product candidates as a therapy for patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but there is no guarantee that any of our product candidates, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.
Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers who have received one or more prior treatments, and who have the potential to benefit from treatment with our current and future product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our current and future product candidates may be limited or may not be amenable to treatment with any of our products, if and when approved. Even if we obtain significant market share for any of our products, if and when approved, because the potential target populations may be small, we may never achieve profitability without obtaining marketing approval for additional indications, including to be used as first- or second-line therapy.
We rely and expect to continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize our product candidates and our business could be substantially harmed.
We do not have the ability to independently conduct clinical trials. We rely and will rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct or otherwise support our ongoing clinical trials, including processing of human blood and tumor samples and analysis of biomarkers from the clinical trials. We rely and will rely heavily on these parties for execution of clinical trials for our current and future product candidates and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on these third parties including CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.
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
Although we designed the clinical trials for vopratelimab and JTX-4014 and intend to design the clinical trials for future product candidates, clinical investigators or CROs will conduct all of the clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may also face internal challenges that may materially adversely affect the willingness or ability of such parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If the clinical investigators or CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, marketing approval and commercialization of our current and future product candidates may be delayed, or our development program may be materially and irreversibly harmed. If we are unable to rely on clinical data collected by our clinical investigators and CROs, we could be required to repeat, extend the duration of, or increase the size of any clinical trials we conduct, and this could significantly delay commercialization and require significantly greater expenditures.
If clinical investigators or CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain are compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such clinical investigators or CROs are associated with may be extended, delayed or terminated. As a result, we believe that our financial results and the commercial prospects for our current and future product candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.
We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than any of our current or future product candidates, our commercial opportunities will be negatively impacted.
The life sciences industry is highly competitive and subject to rapid and significant technological change. We are currently developing therapeutics that will compete with other products and therapies that currently exist or are being developed, such as approved immunotherapy antibodies, the anti-ICOS antibodies of BMS, GlaxoSmithKline plc, or Kymab Group Ltd. or Xenor, Inc.’s anti-PD-1 and anti-ICOS bispecific antibody. Products we may develop in the future are also likely to face competition from other products and therapies, some of which we may not currently be aware. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical.
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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, have a broader label, are marketed more effectively, are reimbursed or are less expensive than any products that we may develop. Our competitors also may obtain FDA, European Commission or other marketing approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if our current and future product candidates achieve marketing approval, they may be priced at a significant premium over competitive products, resulting in reduced competitiveness. In addition, if any of our current or future product candidates are approved by the FDA, the approval of a biosimilar product to one of our products could have a material impact on our business.
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
We rely on third-party contract manufacturers to manufacture our preclinical and clinical trial product supplies. We do not own manufacturing facilities for producing such supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. Our or a third party’s failure to execute on our manufacturing requirements, or to do so on commercially reasonable terms and comply with cGMP could adversely affect our business in a number of ways, including:

•	an inability to initiate or continue clinical trials of our current or future product candidates under development;

•	delay in submitting regulatory applications, or receiving marketing approvals, for our current or future product candidates;

•	loss of cooperation of an existing or future collaborator;

•	subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities; and

•	requirements to cease distribution or to recall batches of our current or future product candidates.
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
Certain raw materials necessary for the manufacture of our product candidates under our current manufacturing process, such as growth media, resins and filters, are available from a single supplier. We do not have agreements in place that guarantee our supply or the price of these raw materials. Any significant delay in the acquisition or decrease in the availability of these raw materials could considerably delay the manufacture of our current and future product candidates, which could adversely impact the timing of any planned trials or the marketing approval of that product candidate.
We expect to continue to rely on third-party manufacturers if we receive marketing approval for any product candidate. If we are unable to maintain third-party manufacturing for vopratelimab or JTX-4014 or obtain or maintain third-party manufacturing for other future product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our current or future product candidates successfully. We do not yet have sufficient information to reliably estimate the cost of the commercial manufacture of any future product candidate.
In addition, in order to conduct clinical trials of our current and future product candidates, we will need to work with third-party manufacturers to manufacture them in large quantities. Our manufacturing partners or our third-party collaborators may be unable to successfully increase the manufacturing capacity of our current and future product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners or collaborators are unable to successfully scale up the manufacture of our current or future product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and marketing approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

We are subject to manufacturing risks that could substantially increase our costs and limit the supply of our products.
The process of manufacturing our current or future product candidates is complex, highly regulated and subject to several risks, including:

•
We do not have the capability internally to manufacture drug products or drug substances for clinical use. We use third-party manufacturers for manufacturing vopratelimab and JTX-4014 for our on-going and anticipated clinical trials. Any changes in our manufacturing processes as a result of scaling-up may require additional approvals or may delay the development and marketing approval of our current and future product candidates and ultimately affect our success.

•
The manufacturing facilities in which our current and future product candidates are made could be adversely affected by equipment failures, contamination, vendor error, labor shortages, natural disasters, power failures and numerous other factors.

•
Any adverse developments affecting manufacturing operations for our current or future product candidates, if any are approved, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.

•
Biologics, such as vopratelimab and JTX-4014, that have been produced and are stored for later use may degrade, become contaminated, suffer other quality defects or may not be used within their shelf life, which may cause the affected product candidates to no longer be suitable for their intended use in clinical trials or other development activities. If the defective product candidates cannot be replaced in a timely fashion, we may incur significant delays in our development programs that could adversely affect the value of such product candidates.

We expect to develop our current and future product candidates in combination with other drugs. If we are unable to enter into a strategic collaboration for, or if we are unable to purchase on commercially reasonable terms, an approved cancer drug to use in combination with our product candidates, we may be unable to develop or obtain approval for our current and future product candidates in combination with other drugs.
We intend to develop our current and future product candidates in combination with one or more other cancer drugs. If the FDA or similar regulatory authorities outside of the United States revoke or do not grant approval of any drugs we use in combination with our current or future product candidates, we will not be able to market any products in combination with such drugs.
If safety or efficacy issues arise with any of these drugs, we could experience significant regulatory delays, and the FDA or similar regulatory authorities outside of the United States may require us to redesign or terminate the applicable clinical trials. If the drugs we use are replaced as the standard of care for the indications we choose for our current or future product candidates, the FDA or similar regulatory authorities outside of the United States may require us to conduct additional clinical trials. In addition, if manufacturing or other issues result in a shortage of supply of the drugs with which we determine to combine with our current or future product candidates, we may not be able to complete clinical development of vopratelimab, JTX-4014 or future product candidates on our current timeline or at all.
Even if our current or future product candidates were to receive marketing approval or be commercialized for use in combination with other existing drugs, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of such existing drugs or that safety, efficacy, manufacturing or supply issues could arise with such drugs.
We may form or seek strategic collaborations to evaluate and, if approved, market vopratelimab and JTX-4014 in combination with another approved cancer drug. If we are unable to enter into a strategic collaboration on commercially reasonable terms or fail to realize the benefits of any such collaboration, we may be required to purchase an approved cancer drug to use in combination with vopratelimab and JTX-4014. The failure to enter into a successful collaboration or the expense of purchasing an approved cancer drug may delay our development timelines, increase our costs and jeopardize our ability to develop vopratelimab and JTX-4014.

We may develop complementary diagnostics and/or companion diagnostics for our current and future product candidates. If we are unable to successfully develop such companion diagnostics or complementary diagnostics, or experience significant delays in doing so, we may not realize the full commercial potential of our current or future product candidates.
Because we are focused on patient enrichment strategies, in which predictive biomarkers may be used to identify the right patients for our product candidates, we believe that our success may depend, in part, on our ability to develop complementary diagnostics and/or companion diagnostics, which are assays or tests to identify an appropriate patient population for our product candidates. There has been limited success to date industry-wide in developing these types of complementary diagnostics and/or companion diagnostics. To be successful, we need to address a number of scientific, technical and logistical challenges. We have not yet initiated development of complementary diagnostics and/or companion diagnostics, and the process of obtaining or creating such a diagnostic is time consuming and costly. We have little experience in the development of diagnostics and may not be successful in developing appropriate diagnostics to pair with any of our product candidates that receive marketing approval. Complementary diagnostics and/or companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval or clearance prior to commercialization. Given our limited experience in developing diagnostics, we expect to rely in part or in whole on third parties for their design and manufacture. If we are unable to engage a third party to assist us, or if we, or any third parties that we engage, are unable to successfully develop complementary diagnostics and/or companion diagnostics for our current and future product candidates, or experience delays in doing so:

•	the development of our current and future product candidates may be adversely affected if we are unable to appropriately select patients for enrollment in our clinical trials;

•
our current and future product candidates may not receive marketing approval if safe and effective use of a product candidate depends on complementary diagnostics and/or companion diagnostics and such a diagnostic is not commercially available or otherwise approved or cleared by the appropriate regulatory authority; and

•
we may not realize the full commercial potential of our current and future product candidates that receive marketing approval if, among other reasons, we are unable to appropriately identify, or it takes us longer to identify, patients who are likely to benefit from therapy with our products, if approved.

If any of these events were to occur, our business would be harmed, possibly materially.
If product liability lawsuits are brought against us, we may incur substantial liabilities.
We face an inherent risk of product liability as a result of the clinical testing of our current and future product candidates. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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
The commercial success of our products will depend in part on public acceptance of the use of cancer immunotherapies. Adverse events in clinical trials of any of our current or future product candidates or other similar products and the resulting publicity, as well as any other adverse events in the field of immuno-oncology that may occur, including in connection with competitor therapies such as approved immunotherapy antibodies, the anti-ICOS antibodies of BMS, GlaxoSmithKline plc or Kymab Group Ltd. or Xenor, Inc.’s anti-PD-1 and anti-ICOS bispecific antibody, could result in a decrease in demand for vopratelimab, JTX-4014 or other products that we may develop. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our or our competitors’ therapies, our products may not be accepted by the general public or the medical community.
Future adverse events in immuno-oncology or the biopharmaceutical industry could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our products. Any increased scrutiny could delay or increase the costs of obtaining marketing approval for our current and future product candidates.
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
Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump administration has represented to the US Court of Appeals for the Fifth Circuit considering this judgment that it does not oppose the lower court’s ruling. To that end, on May 1, 2019, the Justice Department filed a brief asking the Court to strike down the entirety of the ACA. Thereafter, on July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the Trump administration argued in support of upholding the lower court decision. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
We are a clinical-stage biopharmaceutical company with a limited operating history, and we are early on in our development efforts. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain marketing approval and become commercially viable. We have financed our operations primarily through the sale of equity securities and our collaboration with Celgene. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of vopratelimab, JTX-4014 and JTX-8064 and the preclinical and planned clinical development of other future product candidates and discovery programs. The size of our future net losses will depend, in part, on our future expenses and our ability to generate additional revenue, if any. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have incurred losses in each annual period since our inception. For the years ended December 31, 2018 and 2017, we reported net losses of $27.4 million and $16.4 million, respectively. For the six months ended June 30, 2019, we reported a net loss of $19.4 million. As of June 30, 2019, we had an accumulated deficit of $183.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for our current and future product candidates.
Even if we succeed in receiving marketing approval for and commercialize our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional potential products. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until some time after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in many factors, including:

•	completing clinical development of vopratelimab and JTX-4014, and research, discovery, preclinical and clinical development of future product candidates;

•	obtaining marketing approvals for our current and future product candidates for which we complete clinical trials;

•
developing a sustainable and scalable manufacturing process for our product candidates, including establishing and maintaining commercially viable supply and manufacturing relationships with third parties;

•	launching and commercializing our product candidates for which we obtain marketing approvals, either directly or with a collaborator or distributor;

•	obtaining market acceptance of our current and future product candidates as viable treatment options;

•	addressing any competing technological and market developments;

•	identifying, assessing, acquiring and developing new product candidates;

•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;

•	obtaining, maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and

•	attracting, hiring and retaining qualified personnel.
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
Our operations have consumed substantial amounts of cash since inception. As of June 30, 2019, our cash, cash equivalents and investments were $152.0 million. We expect to continue to spend substantial amounts to continue the clinical development of vopratelimab and JTX-4014 and preclinical and clinical development of future product candidates. If we are able to gain marketing approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize those product candidates to the extent that such launch and commercialization are not the responsibility of a collaborator or a licensee. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and future product candidates. Our future capital requirements depend on many factors, including:

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
Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments of $152.0 million as of June 30, 2019, combined with the $50.0 million upfront payment subsequently received from Celgene in July 2019 pursuant to the Celgene License Agreement, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2021.
If we are unable to obtain adequate financing on favorable terms when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials or research and development programs or our commercialization efforts.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or our current and future product candidates.
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
If we are unable to raise additional funds through equity or debt financings when needed, and instead raise additional capital through marketing and distribution agreements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our current and future product candidates, technologies, future revenue streams or discovery programs or grant licenses on terms that may not be favorable to us.
Risks Related to Intellectual Property
If we are unable to obtain, maintain and protect our intellectual property rights for our product candidates or if our intellectual property rights are inadequate, our competitive position could be harmed.
Our commercial success will depend in part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our product candidates. We rely on trade secret, patent, copyright and trademark laws, and confidentiality, licensing and other agreements with employees and third parties, all of which offer only limited protection. We currently, or will in the future, seek to protect our proprietary position by filing and prosecuting patent applications in the United States and abroad related to our current and future product candidates, and any future novel technologies that are important to our business.
The steps we, our licensees or our licensors have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, both inside and outside of the United States.
If we, our licensees or our licensors are unable to obtain and maintain patent protection for our current and future product candidates, or if the scope of the patent protection obtained is not sufficient, our competitors could develop and commercialize products similar or superior to ours, and our ability to successfully commercialize our current and future product candidates and future technologies may be adversely affected.
Our pending applications cannot be enforced against third parties unless and until a patent issues from such applications and, even after issuance, such patents may be challenged in the courts or patent offices in the United States and abroad. Such proceedings may result in the loss of patent protection, the narrowing of claims in such patents or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical products or limit the duration of the patent protection for our current and future product candidates. In addition, we cannot predict whether any of our future patent applications will result in the issuance of patents that effectively protect our current and future product candidates, or if any of our issued patents or if any of our licensor’s issued patents will effectively prevent others from commercializing competitive products. In some cases, it may be difficult or impossible to detect third-party infringement or misappropriation of our intellectual property rights, even in relation to issued patent claims, and proving any such infringement may be even more difficult. If we are unable to obtain, maintain, and protect our intellectual property our competitive advantage could be harmed, and it could result in a material adverse effect on our business, financial condition, and the results of operations and prospects.
Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time, and our current and future product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.
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
Additionally, there is a risk that this exclusivity could be shortened due to congressional action, potentially creating the opportunity for biosimilar competition sooner than anticipated. The extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-

biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.
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
Our commercial success depends on our ability and the ability of our current or future licensees or collaborators to develop, manufacture, market and sell our product candidates, and to use our related proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and future product candidates. For example, we are aware of third-party patents generally directed to methods of treating certain indications with an anti-PD-1 monoclonal antibody and/or an anti‑ICOS monoclonal antibody that may be construed to cover one or more of our current and future product candidates. If we are found to infringe a third-party’s intellectual property rights, and we are unsuccessful in demonstrating that such intellectual property rights are invalid or unenforceable, we could be required to obtain a license from such third party to continue developing, manufacturing and commercializing our product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing our product candidates. In addition, in any such proceeding or litigation, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Additionally, under the Celgene License Agreement, if Celgene is required to obtain a right or a license for intellectual property from a third party for the development, manufacturing or commercialization of JTX-8064, Celgene may deduct payments for such right or license from any royalties payable to us, up to an aggregate minimum floor. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
Furthermore, we are testing vopratelimab and JTX-4014 and expect to test our future product candidates with other products that are covered by patents held by other companies or institutions. In the event that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, infringement of the third-party patents covering the product candidate or product recommended for administration with our product candidates. In such a case, we could be required to obtain a license from the other company or institution to use the required or desired package labeling, which may not be available on commercially reasonable terms, or at all.

If we breach any of our license agreements or collaboration agreements, it could have a material adverse effect on our commercialization efforts for our product candidates.
Our commercial success depends on our ability, and at times, the ability of our licensors and current or future licensees and collaborators to develop, manufacture, market, and sell our product candidates, and use our licensors proprietary technologies without infringing the property rights of third parties. For example, we have entered into an exclusive license agreement with Sloan Kettering Institute for Cancer Research, Memorial Sloan Kettering Cancer Center and Memorial Hospital for Cancer and The University of Texas MD Anderson Cancer Center related to certain uses of our vopratelimab, and we may enter into additional licenses in the future. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all our licenses.
In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications covering the technology that we license to or from third parties. For example, under our Celgene License Agreement, Celgene has the exclusive right to enforce, maintain or defend our intellectual property rights with respect to JTX-8064. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If Celgene or any other of our licensors fail to prosecute, maintain, enforce and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize our product candidates that are the subject of such licensed rights could be adversely affected. Furthermore, our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties.
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
We currently have rights to intellectual property, through licenses from third parties, for certain uses of vopratelimab. Because our current and future product candidates may require the use of proprietary rights held by third parties, the growth of our business likely will depend, in part, on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our current and future product candidates. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities.
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
Filing, prosecuting and defending patents on our current and future product candidates throughout the world would be prohibitively expensive, and intellectual property rights in some countries outside the United States can be less extensive than those in the United States.
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
Generic or biosimilar product manufacturers may develop, seek approval for, and launch biosimilar versions or generic versions, respectively, of our products. The FDA has published draft guidance documents on biosimilar product development. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biosimilar and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. If any of our current or future product candidates are approved by the FDA, the approval of a biosimilar product to one of our products could have a material impact on our business. In particular, a biosimilar product could be significantly less costly to bring to market and priced significantly lower than our products, if approved by the FDA.
Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payments and other similar provisions during the patent application process and to maintain patents after they are issued. In certain circumstances, we rely on our licensing partners to take the necessary action to comply with these requirements with respect to our licensed intellectual property. While an unintentional lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we fail to obtain and maintain the patents and patent applications covering our products or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to our current and future product candidates, which would have a material adverse effect on our business.
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
Issued patents covering our current and future product candidates could be found invalid or unenforceable if challenged in court or before the USPTO or comparable foreign authority.
If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering one of our current or future product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. The outcome following legal assertions of invalidity and unenforceability is unpredictable. If a third party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our current and future product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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
As of June 30, 2019, we had 127 full-time employees, including 99 employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional employees;

•
managing our internal development efforts effectively, including the clinical and FDA review process for our current and future product candidates, while complying with our contractual obligations to contractors and other third parties; and

•	improving our operational, financial and management controls, reporting systems and procedures.
Our future financial performance and our ability to commercialize our current and future product candidates will depend, in part, on our ability to effectively expand our organization by hiring new employees and expand our groups of consultants and contractors and manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.
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
Our internal computer systems, or those used by our CROs, licensees or other collaborators, may fail or suffer security breaches and cyber-attacks, which could compromise our intellectual property or other sensitive information and could result in a material disruption of our business.
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
Our network and storage applications and those of our CROs, licensees, collaborators and vendors may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by them. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. A data security breach could also lead to public exposure of personal information of our employees. Cyber-attacks could cause us to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources. Our network security and data recovery measures and those of our CROs, licensees, collaborators and vendors may not be adequate to protect against such security breaches and disruptions. To the extent that any disruption, security breach or cyber-attack were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.
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
Our stock price is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;

•	results of our clinical trials or those of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to our product candidates or clinical development programs;

•	continued efforts by BMS to develop and commercialize JTX-8064 following the closing of the transaction with Celgene;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or drugs;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.
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
As of June 30, 2019, our executive officers and directors, combined with our stockholders who owned more than five percent of our outstanding common stock, and their affiliates, beneficially owned approximately 54 percent of our outstanding common stock. As a result, these stockholders, if they act together, could be able to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;

•	the timing and outcomes of clinical trials for our current and future product candidates or competing product candidates;

•
competition from existing and future products that may compete with our current and future product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;

•	any delays in regulatory review or approval of any of our current or future product candidates;

•	the level of demand for our current and future product candidates, if approved, which may fluctuate significantly and be difficult to predict;

•	our ability to commercialize our current and future product candidates, if approved;

•	the success of our exclusive license to Celgene and our ability to establish and maintain other collaborations, licensing or other arrangements;

•	our ability to adequately support future growth;

•	potential unforeseen business disruptions that increase our costs or expenses;

•	future accounting pronouncements or changes in our accounting policies; and

•	the changing and volatile global economic environment.
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

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37998) filed May 8, 2019)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements

*	Filed herewith
+	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOUNCE THERAPEUTICS, INC.

Date: August 7, 2019	By:	/s/ Kim C. Drapkin
Kim C. Drapkin
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)