Form 10-Q
period 2019-09-30
Jounce Therapeutics, Inc.
filed 2019-11-07
CIK 1640455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

As of November 1, 2019, there were 33,228,512 shares of common stock, $0.001 par value per share, outstanding.

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
The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “target,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

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

Item 1. Financial Statements

Jounce Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except par value amounts)

d

	September 30,	December 31,
	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$66,402	$47,906
Short-term investments	109,398	141,968
Prepaid expenses and other current assets	5,253	2,335
Total current assets	181,053	192,209
Property and equipment, net	11,588	13,540
Long-term investments	9,297	5,990
Operating lease right-of-use asset	18,269	—
Other non-current assets	2,151	2,713
Total assets	$222,358	$214,452
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$3,408	$3,272
Accrued expenses	7,032	6,952
Deferred revenue, current—related party	—	55,157
Operating lease liability, current	2,814	—
Other current liabilities	54	165
Total current liabilities	13,308	65,546
Deferred revenue, net of current portion—related party	—	42,715
Operating lease liability, net of current portion	17,641	—
Other non-current liabilities	—	2,062
Total liabilities	30,949	110,323
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000 shares authorized at September 30, 2019 and December 31, 2018; no shares issued or outstanding at September 30, 2019 or December 31, 2018	—	—
Common stock, $0.001 par value: 160,000 shares authorized at September 30, 2019 and December 31, 2018; 33,226 and 32,948 shares issued at September 30, 2019 and December 31, 2018, respectively; 33,224 and 32,941 shares outstanding at September 30, 2019 and December 31, 2018, respectively	33	33
Additional paid-in capital	275,790	268,081
Accumulated other comprehensive income (loss)	78	(78)
Accumulated deficit	(84,492)	(163,907)
Total stockholders’ equity	191,409	104,129
Total liabilities and stockholders’ equity	$222,358	$214,452
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
License and collaboration revenue—related party	$119,445	$14,528	$147,872	$45,101
Operating expenses:
Research and development	15,115	16,751	50,525	53,408
General and administrative	6,483	6,517	20,998	19,842
Total operating expenses	21,598	23,268	71,523	73,250
Operating income (loss)	97,847	(8,740)	76,349	(28,149)
Other income, net	1,025	1,103	3,177	2,810
Income (loss) before provision for income taxes	98,872	(7,637)	79,526	(25,339)
Provision for income taxes	12	—	36	—
Net income (loss)	$98,860	$(7,637)	$79,490	$(25,339)
Net income (loss) per share, basic	$2.99	$(0.23)	$2.41	$(0.78)
Net income (loss) per share, diluted	$2.90	$(0.23)	$2.33	$(0.78)
Weighted-average common shares outstanding, basic	33,112	32,641	33,015	32,462
Weighted-average common shares outstanding, diluted	34,141	32,641	34,160	32,462
Comprehensive income (loss):
Net income (loss)	$98,860	$(7,637)	$79,490	$(25,339)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(57)	76	156	269
Comprehensive income (loss)	$98,803	$(7,561)	$79,646	$(25,070)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	32,941	$33	$268,081	$(78)	$(163,907)	$104,129
Exercises of common stock options	24	—	69	—	—	69
Vesting of restricted stock awards	2	—	7	—	—	7
Stock-based compensation expense	—	—	2,542	—	—	2,542
Other comprehensive income	—	—	—	129	—	129
Cumulative effect adjustment upon adoption of ASC 842	—	—	—	—	(75)	(75)
Net loss	—	—	—	—	(12,377)	(12,377)
Balance at March 31, 2019	32,967	33	270,699	51	(176,359)	94,424
Exercises of common stock options	9	—	29	—	—	29
Vesting of restricted stock awards	2	—	7	—	—	7
Stock-based compensation expense	—	—	2,513	—	—	2,513
Other comprehensive income	—	—	—	84	—	84
Net loss	—	—	—	—	(6,993)	(6,993)
Balance at June 30, 2019	32,978	33	273,248	135	(183,352)	90,064
Exercises of common stock options	88	—	247	—	—	247
Vesting of restricted stock awards and restricted stock units	158	—	6	—	—	6
Stock-based compensation expense	—	—	2,289	—	—	2,289
Other comprehensive loss	—	—	—	(57)	—	(57)
Net income	—	—	—	—	98,860	98,860
Balance at September 30, 2019	33,224	$33	$275,790	$78	$(84,492)	$191,409

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	32,249	$32	$257,101	$(409)	$(89,615)	$167,109
Exercise of common stock options	198	—	784	—	—	784
Vesting of restricted stock awards	4	—	8	—	—	8
Stock-based compensation expense	—	—	2,268	—	—	2,268
Other comprehensive income	—	—	—	58	—	58
Cumulative effect adjustment upon adoption of ASC 606	—	—	—	—	(46,913)	(46,913)
Net loss	—	—	—	—	(13,028)	(13,028)
Balance at March 31, 2018	32,451	32	260,161	(351)	(149,556)	110,286
Exercises of common stock options	143	1	380	—	—	381
Vesting of restricted stock awards	2	—	7	—	—	7
Stock-based compensation expense	—	—	2,360	—	—	2,360
Other comprehensive income	—	—	—	135	—	135
Net loss	—	—	—	—	(4,674)	(4,674)
Balance at June 30, 2018	32,596	33	262,908	(216)	(154,230)	108,495
Exercises of common stock options	94	—	134	—	—	134
Vesting of restricted stock awards	2	—	7	—	—	7
Stock-based compensation expense	—	—	2,335	—	—	2,335
Other comprehensive income	—	—	—	76	—	76
Net loss	—	—	—	—	(7,637)	(7,637)
Balance at September 30, 2018	32,692	$33	$265,384	$(140)	$(161,867)	$103,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income (loss)	$79,490	$(25,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,344	6,963
Depreciation expense	2,906	2,867
Net amortization of premiums and discounts on investments	(1,247)	(609)
Changes in operating assets and liabilities:
Taxes receivable	—	16,737
Prepaid expenses and other current assets	(1,774)	602
Other non-current assets	(582)	50
Accounts payable	167	231
Accrued expenses and other current liabilities	30	(661)
Deferred revenue—related party	(97,872)	(45,101)
Other liabilities	8	85
Net cash used in operating activities	(11,530)	(44,175)
Investing activities:
Purchases of investments	(147,995)	(194,699)
Proceeds from maturities of investments	178,661	264,427
Proceeds from sales of investments	—	3,997
Purchases of property and equipment	(985)	(1,125)
Net cash provided by investing activities	29,681	72,600
Financing activities:
Proceeds from exercise of stock options	345	1,299
Net cash provided by financing activities	345	1,299
Net increase in cash, cash equivalents and restricted cash	18,496	29,724
Cash, cash equivalents and restricted cash, beginning of period	49,176	24,829
Cash, cash equivalents and restricted cash, end of period	$67,672	$54,553
Supplemental cash flow information:
Cash paid for lease liabilities	$3,200	$—
Cash paid for income taxes	$101	$—

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
As of September 30, 2019, the Company had cash, cash equivalents and investments of $185.1 million. The Company expects that its existing cash, cash equivalents and investments will enable it to fund its expected operating expenses and capital expenditure requirements for at least 12 months from November 7, 2019, the filing date of this Quarterly Report on Form 10-Q. The Company expects to finance its future cash needs through a combination of equity or debt financings, collaborations, licensing arrangements and strategic alliances.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019 and 2018, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 6, 2019 (the “Annual Report on Form 10-K”).
The information presented in the condensed consolidated financial statements and related notes as of September 30, 2019, and for the three and nine months ended September 30, 2019 and 2018, is unaudited. The December 31, 2018 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
Interim results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Jounce Therapeutics, Inc. and its wholly-owned subsidiary, Jounce Mass Securities, Inc. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2019, except as discussed below with respect to the adoption of ASC Topic 842, Leases (“ASC 842”).

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
The adoption of ASC 842 did not have a material impact on the condensed consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2019 or the condensed consolidated statement of cash flows for the nine months ended September 30, 2019.

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and it establishes additional disclosure requirements related to credit risks. For available-for-sale debt securities with expected credit losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption is permitted. The Company is currently evaluating the potential impact that ASU 2016-13 may have on the condensed consolidated financial statements.
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
3.     Celgene Agreements
Celgene License Agreement
On July 22, 2019, the Company entered into a License Agreement (the “Celgene License Agreement”) with Celgene. Pursuant to the Celgene License Agreement, the Company granted to Celgene a worldwide and exclusive license to develop, manufacture and commercialize JTX-8064 and certain derivatives thereof (an “Initial Licensed Compound”), as well as any antibody (other than the Initial Licensed Compound) or other biologic controlled by the Company as of July 22, 2019 that is specifically directed to the LILRB2 receptor (“LILRB2”) (the “Licensed Compounds”).
The Celgene License Agreement provides Celgene with the sole right, at its sole cost and expense, to develop, seek regulatory approval for, manufacture and commercialize the Licensed Compounds and any product that comprises a Licensed Compound (each a “Licensed Product”) for all uses and purposes. Celgene is obligated to use commercially reasonable efforts to develop, seek regulatory approval for and commercialize at least one Licensed Product comprising or incorporating the Initial Licensed Compound (any such Licensed Product, an “Initial Licensed Product”). During the term of the license, the Company is prohibited from developing, manufacturing or commercializing any product that contains an antibody or other biologic that is specifically directed to LILRB2 or any related antibody or related biologic.

Milestone and Royalties
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
Termination
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
Celgene may terminate the License Agreement for convenience, in its sole discretion, in its entirety or on a Licensed Product-by-Licensed Product or country-by-country basis, at any time with prior written notice to the Company. The License Agreement may be terminated in its entirety or on a Licensed Product-by-Licensed Product or country-by-country basis by either the Company or Celgene upon the uncured material breach of the other party. If the material breach relates solely to a particular Licensed Product, the non-breaching party may only terminate the License Agreement with respect to such Licensed Product. Either the Company or Celgene may terminate the License Agreement in the event of the bankruptcy or insolvency of the other party. The License Agreement provides that upon termination by Celgene for material breach with respect for a Licensed Product, Celgene will be released from its development, manufacturing and commercialization obligations with respect to such Licensed Product. Upon termination by the Company due to Celgene’s material breach or by Celgene for convenience, the licenses granted by the Company under the License Agreement will terminate and Celgene will grant to the Company, subject to negotiation regarding economic terms, a non-exclusive, worldwide license to develop, manufacture and commercialize the terminated Licensed Products.
Accounting Analysis
Identification of the Contract(s)
The Company assessed the Celgene License Agreement and concluded that it represents a contract with a customer within the scope of ASC 606.
Identification of Promises and Performance Obligations
The Company determined that the Celgene License Agreement contains the following promises: (i) delivery of a worldwide and exclusive license to develop, manufacture and commercialize an Initial Licensed Compound and the Licensed Compounds (the “JTX-8064 License”) and (ii) provision of certain transition activities, specifically outlined within the Celgene License Agreement, related to the delivery of the JTX-8064 License (the “Transition Activities”).
The Company also evaluated certain other optional activities outlined within the Celgene License Agreement and concluded that none convey a material right to Celgene. Accordingly, these options are not considered to be promises within the Celgene License Agreement.
The Company assessed the above promises and concluded that the JTX-8064 License is both capable of being distinct and distinct within the context of the Celgene License Agreement. The Company also assessed its promise to perform the Transition Activities and concluded that it was both quantitatively and qualitatively immaterial in the context of the Celgene License Agreement. Accordingly, the Company did not assess the Transition Activities as a performance obligation. Based upon this evaluation, the Company concluded that its promise to deliver the JTX-8064 License represents the sole performance obligation in the Celgene License Agreement.
Determination of Transaction Price
As noted above, the Company received a non-refundable upfront payment of $50.0 million upon the execution of the Celgene License Agreement. This upfront payment represents an element of fixed consideration under the Celgene License Agreement.
The Company also evaluated as possible variable consideration the milestones and royalties discussed above. With respect to clinical and regulatory milestones, based upon the high degree of uncertainty and risk associated with these potential payments, the Company concluded that all such amounts should be fully constrained as it is not probable that a significant reversal in the amount of cumulative revenue recognized will not occur. As for royalties and sales milestones, the Company determined that the royalties and milestones relate solely to the JTX-8064 License, which is a license of intellectual property (“IP”). Accordingly, the Company did not include any potential royalty or sales milestone amounts in the initial transaction price, and the Company will not recognize revenue related to these royalties and sales milestones until the associated sales occur and relevant thresholds are met.
Based upon the above considerations, the Company concluded that the initial transaction price associated with the Celgene License Agreement consists solely of the upfront payment of $50.0 million.
Allocation of Transaction Price to Performance Obligations
As the Company’s promise to deliver the JTX-8064 License represents the sole performance obligation in the Celgene License Agreement, the entirety of the $50.0 million transaction price has been allocated to this performance obligation.
Recognition of Revenue
The Company determined that the JTX-8064 License is a functional license as the underlying IP has significant standalone functionality. In addition, the Company determined that the JTX-8064 License represents a right to use certain of the Company’s IP as it exists at a point in time. Finally, the Company determined that July 22, 2019 represents (i) the date at which the Company made available the IP to Celgene and (ii) the beginning of the period during which Celgene is able to use and benefit from its right to use the IP. Based upon these considerations, the Company recognized $50.0 million of license revenue during the three and nine months ended September 30, 2019 under the Celgene License Agreement.
Celgene Collaboration Agreement
In July 2016, the Company entered into the Celgene Collaboration Agreement. The primary goal of the collaboration was to co-develop and co-commercialize innovative biologic immunotherapies that either activate or suppress the immune system by binding to targets identified by leveraging the Company’s Translational Science Platform. Under the Celgene Collaboration Agreement, the Company granted Celgene exclusive options to develop and commercialize the Company’s lead product candidate, vopratelimab, and up to four early-stage programs, consisting of targets to be selected from a pool of certain B cell, T regulatory cell and tumor-associated macrophage targets. Additionally, the Company granted Celgene an exclusive option to develop and commercialize the Company’s product candidate JTX-4014, an anti-PD-1 antibody, which, upon exercise of such option, would have been a shared program to be used by both parties in and outside of the collaboration. The Company and Celgene terminated the Celgene Collaboration Agreement effective July 22, 2019.
The Company received a non-refundable upfront cash payment of $225.0 million in July 2016 upon the execution of the Celgene Collaboration Agreement. The Company also received $36.1 million from the sale of 10,448,100 shares of Series B-1 convertible preferred stock upon the execution of a Series B-1 Preferred Stock Purchase Agreement with Celgene, which shares converted into 2,831,463 shares of common stock upon the completion of the Company’s initial public offering (“IPO”). If Celgene had elected to exercise any of the program options, Celgene would have been required to pay the Company an option-exercise fee that varied by program. The initial research term of the collaboration was four years, which could have been extended, at Celgene’s option, annually for up to three additional years.

Worldwide Development Cost and U.S. Operating Profit and Loss Sharing
Prior to Celgene exercising any of its options, the Company was responsible for all research and development activities under the Celgene Collaboration Agreement. Upon the exercise of each program option, the parties would have entered into a co-development and co-commercialization agreement (the “Co-Co Agreements”) or, in the case of JTX-4014, a license agreement (the “JTX-4014 License Agreement”) to govern the development and commercialization of the applicable program. As part of the Celgene Collaboration Agreement, the parties agreed to the terms of the Co-Co Agreements and the JTX-4014 License Agreement that would have been executed upon Celgene’s exercise of any option.
Milestones and Royalties
Under the Co-Co Agreements and the JTX-4014 License Agreement, Celgene would have been required to pay the Company for specified development, regulatory and commercial milestones, if achieved, across all collaboration programs. Development milestones were payable on the initiation of certain clinical trials, regulatory approval milestones were payable upon regulatory approval in the United States and outside the United States and commercial milestones were payable upon achievement of specified aggregate product sales outside the United States for each program. The Company was also eligible to receive royalties on product sales outside the United States.
Accounting Analysis
Identification of the Contract(s)
The Company assessed the Celgene Collaboration Agreement and concluded that it represented a contract with a customer within the scope of ASC 606. The Company also concluded that each of the Co-Co Agreements and the JTX-4014 License Agreement, if any had been executed, would have represented separate contracts apart from the Celgene Collaboration Agreement.
Identification of Promises and Performance Obligations
The Company determined that the Celgene Collaboration Agreement contained the following promises: (i) research and development services for vopratelimab (“Vopratelimab Research Services”), (ii) research and development services for JTX-4014 (“JTX-4014 Research Services”), (iii) research and development services associated with the Lead Program and Other Programs (“Lead and Other Programs Research Services”), (iv) research services associated with target screening (“Target Screening Services”), (v) non-transferable, limited sub-licensable and non-exclusive licenses to use the Company’s intellectual property and the Company’s rights in the collaboration intellectual property to conduct certain activities, on a program-by-program basis (the “Research Licenses”), (vi) various record-keeping and reporting requirements on a program-by-program basis, (vii) exclusivity provisions with respect to each Collaboration Exclusive Target and biologics binding to such Collaboration Exclusive Targets and (viii) establishment of and participation in a joint steering committee (the “JSC”) and a joint patent committee (the “JPC”). The Company also evaluated the six program options as well as the research term extension options and concluded that none conveyed a material right to Celgene. Accordingly, neither the program options nor the research term extension options were considered to be promises within the Celgene Collaboration Agreement.
The Company assessed the above promises and concluded that each of the Vopratelimab Research Services, JTX-4014 Research Services, Lead and Other Programs Research Services and Target Screening Services were both capable of being distinct and distinct within the context of the Celgene Collaboration Agreement. Therefore, the Company concluded that each of the Vopratelimab Research Services, JTX-4014 Research Services, Lead and Other Programs Research Services and Target Screening Services represented separate performance obligations.
The Company determined that the Research Licenses were not distinct within the context of the Celgene Collaboration Agreement as the Research Licenses allowed Celgene to evaluate the results of the research and development services performed by the Company and the right to perform its duties under the Celgene Collaboration Agreement, but did not provide Celgene with any commercialization rights. Celgene could only benefit from the Research Licenses in conjunction with the related research and development services. Accordingly, the Research Licenses related to vopratelimab, JTX-4014 and the Lead and Other Programs were combined with their respective research and development services performance obligations.
Similarly, the Company also determined that the various record-keeping and reporting requirements related to each program and the exclusivity provisions with respect to each Collaboration Exclusive Target and biologics binding to such Collaboration Exclusive Targets were not distinct within the context of the Celgene Collaboration Agreement. Accordingly, the various record-keeping and reporting requirements on a program-by-program basis and the exclusivity provisions with respect to each Collaboration Exclusive Target and biologics binding to such Collaboration Exclusive Targets were combined with their respective research and development services performance obligations.
Finally, the Company assessed its participation in the JSC and the JPC and concluded that it was both quantitatively and qualitatively immaterial in the context of the Celgene Collaboration Agreement. Accordingly, the Company did not assess its participation in the JSC and the JPC as a performance obligation.
Determination of Transaction Price
As noted above, the Company received a non-refundable upfront payment of $225.0 million upon the execution of the Celgene Collaboration Agreement. This upfront payment represented an element of fixed consideration under the Celgene Collaboration Agreement. Celgene also purchased 10,448,100 shares of Series B-1 convertible preferred stock (“Series B-1 Preferred Stock”) for gross proceeds of $36.1 million, which shares converted into 2,831,463 shares of common stock upon the completion of the IPO. The Company determined the shares of Series B-1 Preferred Stock were sold at fair value. Therefore, the proceeds from the issuance of Series B-1 Preferred Stock did not impact the transaction price to be allocated to the performance obligations.
The Company evaluated as possible variable consideration the milestones, royalties, development cost sharing and profit sharing provisions discussed above. The Company concluded that none of these items represented variable consideration under the Celgene Collaboration Agreement as all such amounts were dependent upon the execution of a related Co-Co Agreement or the JTX-4014 License Agreement. The Co-Co Agreements and the JTX-4014 License Agreement, if any had been executed, would have represented separate contracts apart from the Celgene Collaboration Agreement.
The Company also considered the existence of any significant financing component within the Celgene Collaboration Agreement given its upfront payment structure. Based upon this assessment, the Company concluded that any difference between the promised consideration and the cash selling price of the services under the Celgene Collaboration Agreement arose for reasons other than the provision of financing, and the difference between those amounts was proportional to the reason for the difference. Accordingly, the Company concluded that the upfront payment structure of the Celgene Collaboration Agreement did not result in the existence of a significant financing component.
Based upon the above considerations, the Company concluded that the transaction price associated with the Celgene Collaboration Agreement consisted solely of the upfront payment of $225.0 million.
Allocation of Transaction Price to Performance Obligations
The Company allocated the transaction price to each performance obligation on a relative standalone selling price basis. For all performance obligations, the Company determined the standalone selling price using estimates of the costs to perform the research and development services, including expected internal and external costs for services and supplies, adjusted to reflect a reasonable profit margin. The total estimated cost of the research and development services reflected the nature of the services to be performed and the Company’s best estimate of the length of time required to perform the services.
Recognition of Revenue
Prior to the termination of the Celgene Collaboration Agreement, the Company was recognizing revenue over time as the services related to each performance obligation were rendered. The Company concluded that an input method under ASC 606 was a representative depiction of the transfer of services under the Celgene Collaboration Agreement. The method of measuring progress towards delivery of the services incorporated actual internal and external costs incurred, relative to total internal and external costs expected to be incurred to satisfy the performance obligations. The period over which total costs were estimated reflected the Company’s estimate of the period over which it would perform the research and development services to deliver a pre-defined data package to Celgene for each program subject to an option. The Company was recognizing revenue for each performance obligation over periods ranging from twelve months to four years. Changes in estimates of total internal and external costs expected to be incurred were recognized in the period of change as a cumulative catch-up adjustment. Following the termination of the Celgene Collaboration Agreement, which was effective July 22, 2019, the Company has no further performance obligations. Accordingly, all remaining deferred revenue related to the Celgene Collaboration Agreement was recognized during the three months ended September 30, 2019.
For the three months ended September 30, 2019 and 2018, the Company recognized collaboration revenue of $69.4 million and $14.5 million, respectively, under the Celgene Collaboration Agreement related to the $225.0 million upfront payment received in 2016. For the nine months ended September 30, 2019 and 2018, the Company recognized collaboration revenue of $97.9 million and $45.1 million, respectively, under the Celgene Collaboration Agreement.
The following table presents changes in the Company’s contract liabilities related to the Celgene Collaboration Agreement during the nine months ended September 30, 2019 (in thousands):

	Balance as of			Balance as of
	January 1, 2019	Additions	Reductions	September 30, 2019
Contract liabilities:
Deferred revenue—related party	$97,872	$—	$(97,872)	$—
Totals	$97,872	$—	$(97,872)	$—
The reductions to the deferred revenue contract liability during the nine months ended September 30, 2019 were comprised of revenue recognized for research and development services performed during the period, including the recognition of the remaining transaction price upon the termination of the Celgene Collaboration Agreement. All revenue recognized during the nine months ended September 30, 2019 related to the Celgene Collaboration Agreement was included within the beginning balance of the deferred revenue contract liability.
Up through the termination of the Celgene Collaboration Agreement, the Company did not receive any option exercise, research term extension, milestone or royalty payments.
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
Assets measured at fair value on a recurring basis as of September 30, 2019 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$57,411	$57,411	$—	$—
Investments:
Corporate debt securities	46,121	—	46,121	—
U.S. Treasuries	65,340	65,340	—	—
Government agency securities	16,225	16,225	—	—
Totals	$185,097	$138,976	$46,121	$—

Assets measured at fair value on a recurring basis as of December 31, 2018 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$41,434	$41,434	$—	$—
Investments:
Corporate debt securities	67,843	—	67,843	—
U.S. Treasuries	53,758	53,758	—	—
Government agency securities	32,829	32,829	—	—
Totals	$195,864	$128,021	$67,843	$—
There were no changes in valuation techniques or transfers between the fair value measurement levels during the three and nine months ended September 30, 2019 or during the year ended December 31, 2018. There were no liabilities measured at fair value on a recurring basis as of September 30, 2019 or December 31, 2018.
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
Cash equivalents, short-term investments and long-term investments as of September 30, 2019 were comprised as follows (in thousands):

	September 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$57,411	$—	$—	$57,411
Corporate debt securities	40,018	8	(3)	40,023
U.S. Treasuries	65,298	42	—	65,340
Government agency securities	12,993	33	—	13,026
Total cash equivalents and short-term investments	175,720	83	(3)	175,800
Long-term investments:
Corporate debt securities	6,099	4	(5)	6,098
Government agency securities	3,200	—	(1)	3,199
Total long-term investments	9,299	4	(6)	9,297
Total cash equivalents and investments	$185,019	$87	$(9)	$185,097

Cash equivalents, short-term investments and long-term investments as of December 31, 2018 were comprised as follows (in thousands):

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$41,434	$—	$—	$41,434
Corporate debt securities	65,887	2	(39)	65,850
U.S. Treasuries	53,765	1	(8)	53,758
Government agency securities	28,866	—	(34)	28,832
Total cash equivalents and short-term investments	189,952	3	(81)	189,874
Long-term investments:
Corporate debt securities	2,001	—	(8)	1,993
Government agency securities	3,989	8	—	3,997
Total long-term investments	5,990	8	(8)	5,990
Total cash equivalents and investments	$195,942	$11	$(89)	$195,864
As of September 30, 2019 and December 31, 2018, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $10.1 million and $81.4 million, respectively. As of September 30, 2019, no securities were in an unrealized loss position for more than twelve months. As of December 31, 2018, the aggregate fair value of securities that were in an unrealized loss position for more than twelve months was $22.3 million. As of September 30, 2019, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of September 30, 2019.
There were no realized gains and losses on available-for-sale securities during the three and nine months ended September 30, 2019. There were immaterial realized gains and losses on available-for-sale securities during the three and nine months ended September 30, 2018.
6.     Restricted Cash
As of both September 30, 2019 and December 31, 2018, the Company maintained non-current restricted cash of $1.3 million. This amount is included within “Other non-current assets” in the accompanying condensed consolidated balance sheets and is comprised solely of a letter of credit required pursuant to the lease for the Company’s corporate headquarters.
The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$47,906	$66,402	$23,559	$53,283
Restricted cash	1,270	1,270	1,270	1,270
Cash, cash equivalents and restricted cash	$49,176	$67,672	$24,829	$54,553

7.     Accrued Expenses
Accrued expenses as of September 30, 2019 and December 31, 2018 were comprised as follows (in thousands):

	September 30,	December 31,
	2019	2018
Employee compensation and benefits	$3,782	$4,063
External research and professional services	3,019	2,796
Lab consumables and other	231	93
Total accrued expenses	$7,032	$6,952
8.   Common Stock and Preferred Stock
Common Stock
The Company is authorized to issue 160,000,000 shares of common stock. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the board of directors.
Preferred Stock
The Company is authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of September 30, 2019, no shares of preferred stock were issued or outstanding.
Shares Reserved for Future Issuance
As of September 30, 2019 and December 31, 2018, the Company had reserved for future issuance the following number of shares of common stock (in thousands):

	September 30,	December 31,
	2019	2018
Shares reserved for vesting of restricted stock awards	2	7
Shares reserved for vesting of restricted stock units	461	371
Shares reserved for exercises of outstanding stock options	5,711	5,023
Shares reserved for future issuance under the 2017 Stock Option and Incentive Plan	1,375	1,114
Total shares reserved for future issuance	7,549	6,515
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
As of September 30, 2019, there were 1,375,375 shares available for future issuance under the 2017 Plan.
2017 Employee Stock Purchase Plan
In January 2017, the board of directors adopted and the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which became effective upon the closing of the IPO. The Company initially reserved 302,000 shares of common stock for future issuance under the 2017 ESPP. The 2017 ESPP also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 ESPP on January 1, 2018 and each January 1st thereafter through January 1, 2027. The number of shares added each year will be equal to the lesser of (i) 1% of the outstanding shares on the immediately preceding December 31st, (ii) 603,000 shares or (iii) such amount as determined by the compensation committee of the board of directors. Effective January 1, 2018 and 2019, 322,652 and 329,483 additional shares, respectively, were automatically added to the shares authorized for issuance under the 2017 ESPP. No offering periods under the 2017 ESPP had been initiated as of September 30, 2019.
Stock-based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$1,096	$1,055	$3,290	$3,417
General and administrative	1,193	1,280	4,054	3,546
Total stock-based compensation expense	$2,289	$2,335	$7,344	$6,963
RSA Activity
Pursuant to RSA agreements issued under the terms of the 2013 Plan, the Company, at its discretion, has the option to repurchase unvested shares underlying RSAs at the initial purchase price if the employees or non-employees terminate their service relationships with the Company. The shares underlying RSAs are recorded in stockholders’ equity as they vest.
The following table summarizes RSA activity for the nine months ended September 30, 2019 (in thousands, except per share amounts):

	RSAs	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2018	7	$—
Issued	—	$—
Vested	(5)	$—
Repurchased	—	$—
Unvested as of September 30, 2019	2	$—

The aggregate fair value of RSAs that vested during each of the three months ended September 30, 2019 and 2018, based upon the fair values of the stock underlying the RSAs on the day of vesting, was less than $0.1 million. The aggregate fair value of RSAs that vested during each of the nine months ended September 30, 2019 and 2018, based upon the fair values of the stock underlying the RSAs on the day of vesting, was less than $0.1 million and $0.1 million, respectively.
RSU Activity
The Company has also granted RSUs to its employees under the 2017 Plan. The following table summarizes RSU activity for the nine months ended September 30, 2019 (in thousands, except per share amounts):

	RSUs	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2018	371	$8.02
Issued	354	$4.40
Vested	(157)	$8.02
Cancelled	(107)	$6.41
Unvested as of September 30, 2019	461	$5.62
The aggregate fair value of RSUs that vested during each of the three and nine months ended September 30, 2019, based upon the fair values of the stock underlying the RSUs on the day of vesting, was $0.7 million. No RSUs vested during the three or nine months ended September 30, 2018.
As of September 30, 2019, there was unrecognized stock-based compensation expense related to unvested RSUs of $2.1 million, which the Company expects to recognize over a weighted-average period of approximately 1.8 years.
Stock Option Activity
The fair value of stock options granted during the three and nine months ended September 30, 2019 and 2018 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Risk-free interest rate	1.7%	2.9%	2.4%	2.7%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	6.1	6.1	6.0	6.0
Expected volatility	70.3%	66.2%	69.3%	65.1%
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended September 30, 2019 and 2018 was $2.90 per share and $4.59 per share, respectively. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2019 and 2018 was $2.88 per share and $13.12 per share, respectively.
The following table summarizes stock option activity during the nine months ended September 30, 2019 (in thousands, except per share amounts):

	Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	5,023	$10.23	7.6	$3,133
Granted	1,195	$4.56
Exercised	(121)	$2.84
Cancelled	(386)	$14.20
Outstanding at September 30, 2019	5,711	$8.93	7.2	$2,976
Exercisable at September 30, 2019	3,447	$7.16	6.3	$2,976

The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2019 and 2018 was $0.1 million and $0.6 million, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2019 and 2018 was $0.2 million and $5.0 million, respectively.
As of September 30, 2019, there was unrecognized stock-based compensation expense related to unvested stock options of $14.6 million, which the Company expects to recognize over a weighted-average period of approximately 2.3 years.
10.   Related-party Transactions
In July 2019, the Company entered into the Celgene License Agreement under which it received a non-refundable upfront payment of $50.0 million from Celgene. In July 2016, the Company entered into the Celgene Collaboration Agreement and a Series B-1 Preferred Stock Purchase Agreement with Celgene. Under the Celgene Collaboration Agreement, the Company received a non-refundable upfront payment of $225.0 million. Under the Series B-1 Preferred Stock Purchase Agreement, Celgene purchased 10,448,100 shares of Series B-1 convertible preferred stock for $36.1 million. These shares of Series B-1 convertible preferred stock converted into 2,831,463 shares of common stock upon the completion of the IPO. In addition, an affiliate of Celgene purchased 625,000 shares of the Company’s common stock in the IPO at the public offering price of $16.00 per share for a total of $10.0 million.
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
Accounting under ASC 842
As a result of the adoption of ASC 842 on January 1, 2019, the Company has recorded a right-of-use asset and a corresponding lease liability on the condensed consolidated balance sheets as of September 30, 2019. As there is no rate implicit in the Corporate Headquarters Lease, the Company estimated its incremental borrowing rate based upon a synthetic credit rating and yield curve analysis. Based upon this analysis, the Company calculated a discount rate of 8.0% for the Corporate Headquarters Lease.
As of September 30, 2019, the remaining minimum rental payments due under the Corporate Headquarters Lease were as follows (in thousands):

Amount
Remainder of 2019	$1,069
2020	4,380
2021	4,505
2022	4,633
2023	4,764
2024 and thereafter	6,143
Total remaining minimum rental payments	25,494
Less: effect of discounting	(5,039)
Total lease liability	$20,455
The Company recorded operating lease expense for the Corporate Headquarters Lease of $1.1 million and $3.2 million for the three and nine months ended September 30, 2019, respectively, pursuant to ASC 842. As of September 30, 2019, the remaining lease term of the Corporate Headquarters Lease was 5.5 years.

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
The Company recorded total rent expense for the Corporate Headquarters Lease of $1.0 million and $3.0 million for the three and nine months ended September 30, 2018, respectively, pursuant to ASC 840.
12.   Net Income (Loss) per Share
Basic net income (loss) per share is calculated based upon the weighted-average number of common shares outstanding during the period, excluding outstanding stock options and RSAs and RSUs that have been issued but are not yet vested. Diluted net income (loss) per share is calculated based upon the weighted-average number of common shares outstanding during the period plus the dilutive impact of weighted-average common equivalent shares outstanding during the period. The potentially dilutive shares of common stock resulting from the assumed exercise of outstanding stock options and the assumed vesting of RSAs and RSUs were determined under the treasury stock method.
The following table summarizes the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$98,860	$(7,637)	$79,490	$(25,339)

Weighted-average common shares outstanding, basic	33,112	32,641	33,015	32,462
Dilutive effect of outstanding stock options	991	—	1,093	—
Dilutive effect of unvested RSAs	—	—	1	—
Dilutive effect of unvested RSUs	38	—	51	—
Weighted-average common shares outstanding, diluted	34,141	32,641	34,160	32,462

Net income (loss) per share, basic	$2.99	$(0.23)	$2.41	$(0.78)
Net income (loss) per share, diluted	$2.90	$(0.23)	$2.33	$(0.78)

The following weighted-average amounts were excluded from the calculation of diluted net income (loss) per share because their effect would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Outstanding stock options	4,350	5,648	3,772	5,668
Unvested RSAs	2	9	—	11
Unvested RSUs	11	206	314	70
Total	4,363	5,863	4,086	5,749

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
We are currently conducting a Phase 2 clinical trial, which we refer to as EMERGE, of vopratelimab in combination with ipilimumab, an anti-CTLA-4 antibody, in PD-1/PD-L1 inhibitor experienced patients in two tumor types, non-small cell lung cancer and urothelial cancer. Enrollment in EMERGE commenced in June 2019. EMERGE is the first of the additional Phase 2 clinical studies of vopratelimab we plan to conduct based on the foundational relationship between the ICOS hi CD4 T cells and potential clinical benefit. EMERGE also includes new dosing schedules and a novel combination sequence informed by our understanding of the kinetics of induction of ICOS hi CD4 T cells by ipilimumab and their sustained activation by vopratelimab. The primary endpoint is overall response rate and secondary endpoints include safety, duration of response, progression free survival and overall survival. Additional assessments will include close monitoring of ICOS hi CD4 T cell emergence and a range of other biomarkers, including exploratory assessments of potential predictive biomarkers. We expect to report EMERGE data including preliminary efficacy and biomarker relationships to clinical outcomes for up to 80 patients in 2020. Beyond EMERGE, we are in the planning stages of additional Phase 2 clinical studies of vopratelimab. This includes a patient selection study using a predictive biomarker, identified through our reverse translational efforts, that is intended to identify patients who are more likely to benefit from the combination of vopratelimab and a PD-1 inhibitor.
Prior to our EMERGE clinical trial, vopratelimab was assessed in a Phase 1/2 clinical trial that we refer to as ICONIC. In the ICONIC clinical trial, vopratelimab was observed to be safe and well-tolerated, both alone and in combination with nivolumab, an anti-PD-1 antibody. At the June 2018 annual meeting of the American Society of Clinical Oncology, we reported Response Evaluation Criteria in Solid Tumors, or RECIST, responses and other tumor reductions as determined by investigator assessment that were associated with an ICOS pharmacodynamic biomarker. We subsequently reported that these responses were durable, lasting six or more months and that all responders, as determined by investigator assessments, remained on study for more than one year. In addition, three of four responders now have target lesion complete responses, as determined by investigator assessments. ICONIC also included a dose-escalation portion to assess vopratelimab in combination with pembrolizumab, an anti-PD-1 antibody, and in combination with ipilimumab. In this dose-escalation portion of ICONIC, vopratelimab was observed to be safe and well-tolerated in combination with each of ipilimumab and pembrolizumab.
Our second product candidate, JTX-4014, is a clinical-stage anti-PD-1 antibody that we are developing primarily for potential use in combination with future product candidates, as we believe that combination therapy has the potential to be a mainstay of cancer immunotherapy. We have completed enrollment in a Phase 1 clinical trial of JTX-4014 monotherapy that was designed to assess safety, and we have determined the recommended Phase 2 dose. We plan to present safety and efficacy data from this Phase 1 clinical trial at the November 2019 annual meeting of the Society for Immunotherapy of Cancer. Based on the results of this clinical trial, we plan to use JTX-4014 in combination with our other product candidates, including in combination with vopratelimab in our upcoming predictive biomarker clinical study.

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
Beyond our product candidates, we continue to advance and build our discovery pipeline. We are discovering and developing next-generation immunotherapies by leveraging our Translational Science Platform to systematically and comprehensively interrogate cell types within the tumor microenvironment. Our broad discovery pipeline includes multiple programs targeting T-regulatory cells, macrophages and stromal cells. We believe that the use of our Translational Science Platform to efficiently identify novel immuno-oncology targets and advance them from discovery to investigational new drug application, or IND, stage is a sustainable approach that we plan to continually apply across our broad discovery pipeline and target selection process. We expect to select a new development candidate and commence IND-enabling studies later in 2019.
On July 22, 2019, we entered into a License Agreement, or the Celgene License Agreement, with Celgene. Pursuant to the Celgene License Agreement, we granted to Celgene a worldwide and exclusive license to develop, manufacture and commercialize JTX-8064 and certain derivatives thereof (an Initial Licensed Compound), as well as any antibody, other than the Initial Licensed Compound, or other biologic controlled by us as of July 22, 2019 that is specifically directed to the LILRB2 receptor (a Licensed Compound).
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
Under the terms of the Celgene License Agreement, Celgene paid us a one-time, non-refundable upfront payment of $50.0 million in July 2019. We are entitled to receive payments from Celgene upon the achievement of specified clinical, regulatory and sales milestones with respect to the first Initial Licensed Product to achieve such milestones, including potential clinical and regulatory milestone payments up to an aggregate total of $180.0 million and potential sales milestone payments up to an aggregate total of $300.0 million. We are eligible to receive royalties at percentage rates ranging from mid-single-digits to low-double-digits, based on future annual net sales of the Initial Licensed Products, on an Initial Licensed Product-by-Initial Licensed Product and country-by-country basis.
In July 2016, we entered into a Master Research and Collaboration Agreement, or the Celgene Collaboration Agreement, and a Series B-1 Preferred Stock Purchase Agreement with Celgene. Under the terms of these agreements, we received a $225.0 million upfront cash payment and $36.1 million from the sale of 10,448,100 shares of our Series B-1 convertible preferred stock, which shares converted into 2,831,463 shares of common stock upon the completion of our initial public offering, or IPO, in 2017. We terminated the Celgene Collaboration Agreement effective July 22, 2019.
Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, developing our Translational Science Platform and conducting research, preclinical studies and clinical trials. We do not have any products approved for sale. We are subject to a number of risks comparable to those of other similar companies, including dependence on key individuals; the need to develop commercially viable products; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of our products. We have funded our operations primarily through proceeds received from private placements of our convertible preferred stock, proceeds received from our IPO, the upfront payment of $225.0 million received in connection with the Celgene Collaboration Agreement and the upfront payment of $50.0 million received in connection with the Celgene License Agreement.
Due to our significant research and development expenditures, we have accumulated substantial losses since our inception. As of September 30, 2019, we had an accumulated deficit of $84.5 million. We expect to recognize net income for the year ended December 31, 2019 as a result of revenue recognized under the Celgene License Agreement and the recognition of the remaining deferred revenue under the Celgene Collaboration Agreement. However, we expect to incur substantial losses in the future as we continue to advance our programs.

Financial Operations Overview
Revenue
For the nine months ended September 30, 2019, we recognized $147.9 million of license and collaboration revenue. This was comprised of $50.0 million of license revenue recognized under the Celgene License Agreement and $97.9 million of collaboration revenue recognized under the Celgene Collaboration Agreement related to the $225.0 million upfront payment received in 2016. The Celgene Collaboration Agreement was terminated effective July 22, 2019, and all remaining deferred revenue was recognized as we have no further performance obligations.
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
Included below are external research and development and external clinical and regulatory costs for vopratelimab, JTX-4014, JTX-8064 and our pre-development candidates:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Vopratelimab	$3,757	$5,013	$11,286	$15,777
JTX-4014	329	814	2,242	5,491
JTX-8064	517	1,047	5,225	1,604
Pre-development candidates	292	548	546	1,131
Total external research and development and clinical and regulatory costs	$4,895	$7,422	$19,299	$24,003
Research and development activities account for a significant portion of our operating expenses. As we continue to implement our business strategy, we expect our research and development expenses to increase over the next several years. We expect that these expenses will increase as we:

•	complete our Phase 1/2 ICONIC clinical trial of vopratelimab;

•	continue our Phase 2 EMERGE clinical trial of vopratelimab;

•	complete our Phase 1 clinical trial of JTX-4014;

•	initiate additional clinical trials of vopratelimab and JTX-4014;

•	continue to identify and develop potential predictive biomarkers and complementary diagnostics and/or companion diagnostics for our product candidates; and

•	continue to develop and enhance our Translational Science Platform and advance our pipeline of immunotherapy programs and our early research activities into later stages of development.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2019 and 2018
The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
(in thousands)	2019	2018	$ Change
Revenue:
License and collaboration revenue—related party	$119,445	$14,528	$104,917
Operating expenses:
Research and development	15,115	16,751	(1,636)
General and administrative	6,483	6,517	(34)
Total operating expenses	21,598	23,268	(1,670)
Operating income (loss)	97,847	(8,740)	106,587
Other income, net	1,025	1,103	(78)
Income (loss) before provision for income taxes	98,872	(7,637)	106,509
Provision for income taxes	12	—	12
Net income (loss)	$98,860	$(7,637)	$106,497
License and Collaboration Revenue
License and collaboration revenue for the three months ended September 30, 2019 was comprised of $50.0 million of license revenue recognized under the Celgene License Agreement and $69.4 million of collaboration revenue related to the remaining recognition of the upfront payment we received in July 2016 under the Celgene Collaboration Agreement. The Celgene Collaboration Agreement was terminated effective July 22, 2019, at which time all remaining deferred revenue was recognized. License and collaboration revenue for the three months ended September 30, 2018 was solely related to the recognition of the upfront payment we received under the Celgene Collaboration Agreement. Prior to the termination of the Celgene Collaboration Agreement, we were recognizing revenue over time as the services related to each performance obligation were rendered.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
(in thousands)	2019	2018	$ Change
Employee compensation	$6,021	$5,113	$908
External research and development	1,052	3,284	(2,232)
External clinical and regulatory	3,843	4,138	(295)
Lab consumables	1,838	1,826	12
Consulting research	214	465	(251)
Facility costs	1,488	1,457	31
Other research	659	468	191
Total research and development expenses	$15,115	$16,751	$(1,636)
Research and development expenses decreased by $1.6 million from $16.8 million for the three months ended September 30, 2018 to $15.1 million for the three months ended September 30, 2019. The decrease in research and development expenses was primarily due to $2.2 million of decreased external research and development costs attributable to vopratelimab manufacturing expenses and JTX-4014 IND-enabling expenses incurred during the three months ended September 30, 2018. This decrease was partially offset by $0.9 million of increased employee compensation costs primarily arising from increased personnel.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
(in thousands)	2019	2018	$ Change
Employee compensation	$2,950	$3,166	$(216)
Professional services	1,278	1,298	(20)
Facility costs	1,157	1,137	20
Other	1,098	916	182
Total general and administrative expenses	$6,483	$6,517	$(34)
General and administrative expenses were consistent for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.
Other Income, net
Other income, net, decreased by $0.1 million from the three months ended September 30, 2018 to the three months ended September 30, 2019.
Comparison of the Nine Months Ended September 30, 2019 and 2018
The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(in thousands)	2019	2018	$ Change
Revenue:
License and collaboration revenue—related party	$147,872	$45,101	$102,771
Operating expenses:
Research and development	50,525	53,408	(2,883)
General and administrative	20,998	19,842	1,156
Total operating expenses	71,523	73,250	(1,727)
Operating income (loss)	76,349	(28,149)	104,498
Other income, net	3,177	2,810	367
Income (loss) before provision for income taxes	79,526	(25,339)	104,865
Provision for income taxes	36	—	36
Net income (loss)	$79,490	$(25,339)	$104,829
License and Collaboration Revenue
License and collaboration revenue for the nine months ended September 30, 2019 was comprised of $50.0 million of license revenue recognized under the Celgene License Agreement and $97.9 million of collaboration revenue related to the remaining recognition of the upfront payment we received in July 2016 under the Celgene Collaboration Agreement. The Celgene Collaboration Agreement was terminated effective July 22, 2019, at which time all remaining deferred revenue was recognized. License and collaboration revenue for the nine months ended September 30, 2018 was solely related to the recognition of the upfront payment we received under the Celgene Collaboration Agreement. Prior to the termination of the Celgene Collaboration Agreement, we were recognizing revenue over time as the services related to each performance obligation were rendered.

Research and Development Expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(in thousands)	2019	2018	$ Change
Employee compensation	$18,720	$16,600	$2,120
External research and development	7,423	11,616	(4,193)
External clinical and regulatory	11,876	12,387	(511)
Lab consumables	5,324	5,844	(520)
Consulting research	778	1,212	(434)
Facility costs	4,368	4,270	98
Other research	2,036	1,479	557
Total research and development expenses	$50,525	$53,408	$(2,883)
Research and development expenses decreased by $2.9 million from $53.4 million for the nine months ended September 30, 2018 to $50.5 million for the nine months ended September 30, 2019. The decrease in research and development expenses was primarily due to $4.2 million of decreased external research and development costs attributable to vopratelimab manufacturing expenses and JTX-4014 IND-enabling expenses incurred during the nine months ended September 30, 2018, offset by increased JTX-8064 IND-enabling expenses incurred during the nine months ended September 30, 2019. This decrease in external research and development costs was partially offset by $2.1 million of increased employee compensation costs primarily attributable to increased personnel.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(in thousands)	2019	2018	$ Change
Employee compensation	$10,271	$9,275	$996
Professional services	3,721	4,327	(606)
Facility costs	3,437	3,362	75
Other	3,569	2,878	691
Total general and administrative expenses	$20,998	$19,842	$1,156
General and administrative expenses increased by $1.2 million from $19.8 million for the nine months ended September 30, 2018 to $21.0 million for the nine months ended September 30, 2019. The increase in general and administrative expenses was attributable to $1.0 million of increased employee compensation costs arising from increased personnel, including $0.5 million of increased stock-based compensation expense, and $0.7 million of increased other general and administrative costs to support our operations. These increases were partially offset by $0.6 million of decreased professional services costs.
Other Income, net
Other income, net, increased by $0.4 million from $2.8 million for the nine months ended September 30, 2018 to $3.2 million for the nine months ended September 30, 2019. The increase in other income, net is attributable to increased interest and investment income on our cash, cash equivalents and investments as a result of an overall increased rate of return.

Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations primarily through gross proceeds from private placements of our convertible preferred stock of $139.1 million, net proceeds from our IPO of $106.4 million, a non-refundable upfront payment of $225.0 million received in connection with the Celgene Collaboration Agreement and a non-refundable upfront payment of $50.0 million received in connection with the Celgene License Agreement. As of September 30, 2019, we had cash, cash equivalents and investments of $185.1 million.
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
Due to our significant research and development expenditures, we have accumulated substantial losses since inception. As of September 30, 2019, we had an accumulated deficit of $84.5 million. We expect to recognize net income for the year ended December 31, 2019 as a result of revenue recognized under the Celgene License Agreement and the recognition of the remaining deferred revenue under the Celgene Collaboration Agreement. However, we expect to incur substantial losses in the future as we continue to advance our programs. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments of $185.1 million as of September 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2021. However, we have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our capital resources sooner than we expect. The timing and amount of our operating expenditures will depend largely on:

•	the timing and progress of preclinical and clinical development activities;

•	the cost to access, acquire or develop therapies to study in combination with our immunotherapies;

•	successful enrollment in and completion of clinical trials;

•	the cost to develop complementary diagnostics and/or companion diagnostics as needed for each of our development programs;

•	our ability to establish agreements with third-party manufacturers for clinical supply for our clinical trials and, if our product candidate is approved, commercial manufacturing;

•	the costs associated with the development of any additional product candidates we acquire through acquisition, third-party collaborations or identify through our Translational Science Platform;

•	our ability to maintain our current research and development programs and enhancement of our Translational Science Platform;

•	addition and retention of key research and development personnel;

•	our efforts to enhance operational, financial and information management systems, and hire additional personnel, including personnel to support development of our product candidates;

•	the legal patent costs involved in prosecuting patent applications and enforcing patent claims and other intellectual property claims;

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
Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash (used in) provided by:
Operating activities	$(11,530)	$(44,175)
Investing activities	29,681	72,600
Financing activities	345	1,299
Net increase in cash, cash equivalents and restricted cash	$18,496	$29,724
Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2019 was $11.5 million, compared to net cash used in operating activities of $44.2 million for the nine months ended September 30, 2018. Cash used in operating activities decreased by $32.6 million primarily due to the $50.0 million non-refundable upfront payment received under the Celgene License Agreement during the nine months ended September 30, 2019. We received $16.8 million of state and federal income tax refunds during the nine months ended September 30, 2018.
Cash Provided by Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2019 was $29.7 million, compared to net cash provided by investing activities of $72.6 million for the nine months ended September 30, 2018. Cash provided by investing activities decreased by $42.9 million primarily due to decreased proceeds from sales and maturities of investments, partially offset by decreased purchases of investments, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Proceeds received from sales and maturities of investments were either re-invested or used to fund operations.

Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2019 was $0.3 million, compared to net cash provided by financing activities of $1.3 million for the nine months ended September 30, 2018. Cash provided by financing activities decreased by $1.0 million due to a decrease in proceeds received from the exercise of stock options during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.
Off-Balance Sheet Arrangements
We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates which include, but are not limited to, estimates related to revenue recognized under the Celgene Collaboration Agreement (including estimates of internal and external costs expected to be incurred to satisfy performance obligations), the determination of the discount rate utilized in the initial application of ASC Topic 842, Leases, accrued expenses, stock-based compensation expense and income taxes. We base our estimates on historical experience and other market specific or other relevant assumptions we believe to be reasonable under the circumstances. Actual results could differ from those estimates.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Immunotherapy, and its method of action of harnessing the body’s immune system, is powerful and could lead to serious side effects that we only discover in clinical trials. Undesirable or clinically unmanageable side effects could occur and cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Unforeseen side effects from our current and future product candidates could arise either during clinical development or, if such side effects are more rare, after our current and future product candidates have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. Although we have established that vopratelimab is safe in humans in studies to date, we cannot predict if future clinical trials of our product candidates, either alone or in combination with other therapies, will demonstrate safety in humans. If any of our current or future product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain marketing approval, we will not be able to generate revenue and our business will be harmed.
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
For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 8.67 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the Affordable Care Act, or ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA.
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
Risks Related to our Financial Position and Need for Additional Capital
We have accumulated significant losses since our inception and anticipate that we will continue to incur substantial net losses in the foreseeable future.
We are a clinical-stage biopharmaceutical company with a limited operating history, and we are early on in our development efforts. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain marketing approval and become commercially viable. We have financed our operations primarily through the sale of equity securities and through our license and collaboration arrangements with Celgene. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of vopratelimab, JTX-4014 and JTX-8064 and the preclinical and planned clinical development of other future product candidates and discovery programs. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations.
We incurred net losses of $27.4 million and $16.4 million for the years ended December 31, 2018 and 2017, respectively. As of September 30, 2019, we had an accumulated deficit of $84.5 million. We expect to recognize net income for the year ended December 31, 2019 as a result of revenue recognized under the Celgene License Agreement and the recognition of the remaining deferred revenue under our Master Research and Collaboration Agreement with Celgene. However, we expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, our current and future product candidates.
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
Our operations have consumed substantial amounts of cash since inception. As of September 30, 2019, our cash, cash equivalents and investments were $185.1 million. We expect to continue to spend substantial amounts to continue the clinical development of vopratelimab and JTX-4014 and preclinical and clinical development of future product candidates. If we are able to gain marketing approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize those product candidates to the extent that such launch and commercialization are not the responsibility of a collaborator or a licensee. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and future product candidates. Our future capital requirements depend on many factors, including:

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
Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments of $185.1 million as of September 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2021.
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
As of September 30, 2019, we had 128 full-time employees, including 101 employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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
As of September 30, 2019, our executive officers and directors, combined with our stockholders who owned more than five percent of our outstanding common stock, and their affiliates, beneficially owned approximately 54 percent of our outstanding common stock. As a result, these stockholders, if they act together, could be able to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1*#	License Agreement by and among the Registrant, Celgene Corporation, and Celgene RIVOT LLC, dated July 22, 2019
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements

*	Filed herewith
+	Furnished herewith
#	Portions of this Exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOUNCE THERAPEUTICS, INC.

Date: November 7, 2019	By:	/s/ Kim C. Drapkin
Kim C. Drapkin
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)