Form 10-K
period 2019-12-31
Jounce Therapeutics, Inc.
filed 2020-02-27
CIK 1640455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
FORM 10-K
________________________________________________________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________.

Commission File Number 001-37998
________________________________________________________________________________________________________
JOUNCE THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)
________________________________________________________________________________________________________

Delaware (State or other jurisdiction of incorporation or organization)	45‑4870634 (I.R.S. Employer Identification No.)

780 Memorial Drive Cambridge, Massachusetts (Address of principal executive offices)	02139 (Zip Code)
Registrant’s telephone number, including area code: (857) 259‑3840

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	JNCE	Nasdaq Global Select Market

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $79,433,477, based upon the closing price of the registrant’s Common Stock on June 28, 2019.

As of February 21, 2020, there were 34,049,091 shares of common stock, $0.001 par value per share, outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to its 2020 Annual Meeting of Stockholders to be filed within 120 days of the end of the registrant’s fiscal year ended December 31, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
The words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “target,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

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

•	our ability to use our Translational Science Platform to identify targets for future product candidates and to match immunotherapies to select patient subsets;

•	our ability to identify, develop and advance future product candidates into, and successfully complete, clinical studies;

•	our ability to develop combination therapies, whether on our own or in collaboration with third parties, for our current and future product candidates;

•	our expectations regarding the size of the patient populations for our product candidates, if approved for commercial use, and any product candidates we may develop;

•	our commercialization and marketing capabilities and strategy;

•	the pricing and reimbursement of our current and future product candidates, if approved;

•	the implementation of our business model and our strategic plans for our business, our current and future product candidates, and our technology;

•	our ability to develop and commercialize a companion diagnostic or complementary diagnostic for our current and future product candidates;

•	the rate and degree of market acceptance and clinical utility of our current and future product candidates;

•	the potential benefits of our exclusive license of JTX-8064 to Celgene, a wholly-owned subsidiary of Bristol-Myers Squibb Company;

•	our ability to establish or maintain future collaborations or strategic relationships or obtain additional funding;

•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

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
Our most advanced product candidate, vopratelimab, is a clinical-stage monoclonal antibody that binds to and activates the Inducible T cell CO-Stimulator, or ICOS, a protein on the surface of certain T cells commonly found in many solid tumors. We are currently conducting a Phase 2 clinical trial, which we refer to as EMERGE, of vopratelimab in combination with ipilimumab, an anti-CTLA-4 antibody, in PD-1/PD-L1 inhibitor experienced patients with one of two tumor types, non-small cell lung cancer, or NSCLC, and urothelial cancer. EMERGE is the first of our Phase 2 clinical trials designed based on the relationship between the ICOS hi CD4 T cells and potential clinical benefit. We expect to report EMERGE data including preliminary efficacy and biomarker relationships to clinical outcomes for up to 40 NSCLC patients in the second half of 2020.
In addition to EMERGE, we are in the planning stages of a randomized Phase 2 clinical trial, which we refer to as SELECT. SELECT is designed to evaluate the efficacy of vopratelimab in combination with JTX-4014, our anti-PD-1 antibody, compared to JTX-4014 alone in biomarker-selected, immunotherapy-naive second-line NSCLC patients. We have identified TISvopra, an 18 gene RNA Tumor Inflammation Signature used with a vopratelimab-specific threshold, as a baseline predictive biomarker associated with the emergence of ICOS hi CD4 T cells. We expect to initiate SELECT in mid-2020 and to report interim clinical data in 2021.
JTX-4014 is a clinical-stage anti-PD-1 antibody that we are developing primarily for potential use in combination with our product candidates, as we believe that combination therapy has the potential to be a mainstay of cancer immunotherapy. We completed enrollment in a Phase 1 clinical trial of JTX‑4014 monotherapy that was designed to assess safety, and we have determined the recommended Phase 2 dose. We presented safety and preliminary efficacy data from this Phase 1 clinical trial at the November 2019 annual meeting of the Society for Immunotherapy of Cancer. Based on the results of this clinical trial, we plan to use JTX-4014 in combination with our other product candidates, including in combination with vopratelimab in SELECT.
JTX-1811 is the most recent product candidate to emerge from our Translational Science Platform. JTX-1811 is a monoclonal antibody designed to selectively deplete T regulatory cells in the tumor microenvironment, or TME. The function of T regulatory cells is to suppress an ongoing-immune response, and by depleting these immunosuppressive cells, we aim to foster more productive immune responses within the TME.
Our product candidate JTX-8064 was exclusively licensed to Celgene Corporation, or Celgene, in July 2019. Celgene was subsequently acquired by Bristol-Myers Squibb Company, or BMS. JTX-8064 is an antibody that binds to LILRB2, which is a cell surface receptor expressed on macrophages. JTX-8064 was the first tumor-associated macrophage candidate to emerge from our Translational Science Platform. We believe therapies targeting these innate immune cells may have the potential to benefit patients with tumors that are less likely to respond to existing T cell-focused approaches.
Our strategy is to use a biomarker-driven approach from discovery through clinical development. We leverage our Translational Science Platform to interrogate cell types within the human TME and to identify and prioritize targets across a broad spectrum of immune and non-immune cell types. In addition, early in the development process, we use our Translational Science Platform to identify potential predictive biomarkers to enable us to enrich our clinical trials for patient populations that may be more likely to respond to a particular immunotherapy. We can also use characteristics defined by our biomarker efforts to focus on niche indications and/or niche subsets within indications to inform our clinical strategy. Once clinical data is available for a product candidate, we then use a reverse translational approach to interrogate tumor and blood samples from patients with known outcomes. By using these reverse translational findings, we believe we are better able to design clinical trials and more efficiently develop cancer immunotherapies that potentially provide greater benefit to patients. We believe that the biomarker results, coordinated to clinical response, will assist with determining the utility of proceeding to the use of a companion diagnostic and/or complementary diagnostic for a given therapy.

We have assembled a highly-experienced internal and external team of experts in immunotherapy to help us leverage our Translational Science Platform to drive the development of our early discovery programs and our product candidates, including vopratelimab. Two of our founders, Dr. James Allison and Dr. Padmanee Sharma of the University of Texas MD Anderson Cancer Center, were initially responsible for the translational science behind ICOS. Dr. Allison played a fundamental role in ushering in the era of immune checkpoint therapy, including contributing to the understanding of the basic science of CTLA-4 that supported the development of ipilimumab, marketed as Yervoy® by BMS. In 2018, Dr. Allison was awarded the Nobel Prize in Physiology or Medicine for his work related to the discovery of cancer therapy by inhibition of negative immune regulation.
Our Strategy
We aim to build a multi-product company that discovers, develops and commercializes first-in-class and/or best in class novel therapeutics and combination approaches for patients who are less likely to respond, or who have experienced limited or no response, to currently-approved therapies. Key elements of our strategy include:

•
Aggressively develop our product candidates, and potential future product candidates, using a biomarker-driven approach and reverse translational analysis aimed at bringing the right immunotherapy to the right patients;

•	Continue investment in our Translational Science Platform to enhance our understanding of the TME, as we look to broaden the benefit of immunotherapy through targeting additional cell types;

•	Address the unmet need of cancer patients with tumors unresponsive to T effector cell-directed therapies by focusing our discovery efforts on other cell types within the TME; and

•	Expand our pipeline by leveraging our internal discovery platform and/or in-licensing new technologies, product candidates and methodologies.
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
Even with the success of these antibodies that bind to PD-1 or PD-L1, known as PD-1 checkpoint inhibitors, there is still a significant unmet need. Data emerging from clinical studies with these PD-1 checkpoint inhibitors suggests the importance of a biomarker-driven patient-enrichment strategy, like that used for pembrolizumab, in first-line NSCLC patients and in second line microsatellite-instability-high, or MSI-H, cancer patient populations. Additional highlights of the evolving immunotherapy landscape include longer-lasting responses as compared to chemotherapy and that these longer-lasting responses can be improved with combination therapy.
The interplay between the immune system and cancer is dynamic and as more patients, in an expanded set of indications, are being exposed to cancer immunotherapies we are learning about the factors that may contribute to a lack of response or a failed response. Reasons for resistance to immunotherapy may include a lack of appropriate immune cells in the TME, for example, the absence of T effector cells, or the presence of immunosuppressive cells, such as T regulatory cells or tumor associated macrophages. In these cases, therapeutic approaches that target other cell types within the TME to convert colder tumors to hot tumors may broaden the applicability of cancer immunotherapies. In addition, a tumor may initially respond to a PD-1 checkpoint inhibitor immunotherapy, but other immune checkpoints may emerge or an acquired resistance to the particular immunotherapy may occur, for example through genetic alterations in key T cell signaling pathways. In these instances, combination therapy approaches that target more than one checkpoint, or more than one mechanism, may be key to maximizing the benefit of cancer immunotherapies.
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

The promise of long-lasting benefit to cancer patients has led to heightened enthusiasm for these types of immunotherapy products and the rapid expansion of the market opportunity. The overall market for immunotherapy is expected to expand over the next five years, with 2025 market size estimates ranging from $47 billion to $61 billion across solid and blood-based tumors according to market reports.
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
Development Programs
Lead Program Vopratelimab: An Anti-ICOS Monoclonal Antibody Immunotherapy
Our most advanced product candidate, vopratelimab, is a clinical-stage monoclonal antibody that binds to and activates ICOS, a protein on the surface of certain T cells. We believe that vopratelimab’s mechanism of action engages CD4 T cells and enables a different element of the immune response than PD-1 checkpoint inhibitors, which act primarily on CD8 T cells. The design of our current and planned Phase 2 clinical trials has been informed by data suggesting that ICOS can be upregulated on T cells following exposure to certain agents and our ex vivo studies indicating that a high expression of ICOS per T cell is necessary for vopratelimab to drive the activation of T effector cells. Our current and planned Phase 2 clinical trials aim to determine whether vopratelimab can offer a treatment alternative to patients who have progressed after treatment with a PD-1 inhibitor, and/or whether it can enhance the therapeutic benefit of PD-1 inhibitors.

Vopratelimab was assessed in a Phase 1/2 clinical trial that we refer to as ICONIC. The ICONIC patient population included patients with multiple relapsed and refractory solid tumors who had a median of three prior lines of therapy for metastatic disease. Vopratelimab was observed to be safe and well-tolerated, both alone and in combination with each of the anti-PD-1 antibodies nivolumab and pembrolizumab, as well as with ipilimumab. Clinical data from ICONIC was presented at the June 2018 American Society of Clinical Oncology annual meeting, and updates on pharmacodynamic and predictive biomarker subset analyses were presented at the American Association of Cancer Research and Society for Immunotherapy of Cancer annual meetings in 2019. All responders remained on study for more than one year, including three responders to vopratelimab plus nivolumab who have remained on study for more than two years. These responses were accompanied by persistence of high levels of ICOS hi CD4 T cells in the blood. Response rate, progression free survival, and overall survival were improved in patients with on-treatment emergence of ICOS hi CD4 T cells, whom we refer to as ICOS hi, compared with those patients without the cells, whom we refer to as ICOS lo, and with the overall study population. Furthermore, in a separate analysis of blood samples from responding and non-responding patients who received PD-1 checkpoint inhibitor monotherapy treatment, no emergence of ICOS hi CD4 T cells was observed, suggesting that the emergence of this cell population is attributable to activity of vopratelimab.
Vopratelimab is currently being assessed in our EMERGE Phase 2 clinical trial in PD-1/PD-L1 inhibitor experienced patients in two tumor types, NSCLC and urothelial cancer. In EMERGE, subjects receive vopratelimab in a sequenced combination with ipilimumab, which was informed by our understanding of the kinetics of induction of ICOS hi CD4 T cells by ipilimumab and their sustained activation by vopratelimab. The primary endpoint is overall response rate and secondary endpoints include safety, duration of response, progression free survival and overall survival. Additional assessments will include monitoring of ICOS hi CD4 T cell emergence and a range of other biomarkers, including exploratory assessments of potential predictive biomarkers. Enrollment in EMERGE commenced in June 2019; we are currently enrolling the NSCLC cohorts. We paused enrollment in the urothelial cancer cohorts following the approval by the United States Food & Drug Administration, or FDA, in December 2019 of an antibody-drug conjugate in the same population of urothelial cancer patients. We expect to report EMERGE data including preliminary efficacy and biomarker relationships to clinical outcomes for up to 40 NSCLC patients in the second half of 2020.
We are also in the planning stages of SELECT, a Phase 2 clinical trial of vopratelimab in combination with JTX-4014 compared to JTX-4014 alone. SELECT will be a randomized, ex-U.S. trial with TISvopra biomarker-selected, immunotherapy-naive second-line NSCLC patients. The TISvopra biomarker is a baseline tumor RNA signature with a threshold optimized for the emergence of peripheral ICOS hi CD4 T cells, a vopratelimab pharmacodynamic biomarker associated with clinical benefit and not associated with PD-1 inhibitor therapy. We identified TISvopra through a reverse translational analysis of tumor biopsies in a subset of ICONIC patients, in whom CD4 T cell populations were analyzed for ICOS levels. This indicated an association between the emergence of ICOS hi CD4 T cells and TISvopra. When TISvopra was applied retrospectively to clinical outcomes, it also appeared predictive of improved response rate, six- and nine-month progression free survival and overall survival.
JTX-4014: An Anti-PD-1 Antibody for Combination Therapy
Combination therapy aimed at multiple targets has become an important element of immunotherapy development efforts with the goal of creating improved, long-lasting responses. PD-1 checkpoint inhibitors are anticipated to play a key role in combination therapies. For this reason, we are developing our own anti-PD-1 antibody, JTX-4014, primarily for use in combinations with potential future product candidates. We believe this will give us greater flexibility to develop our pipeline of therapies. For example, in SELECT, our goal is to evaluate the efficacy of JTX-4014 alone and in combination with vopratelimab in a biomarker-selected patient population.
At the November 2019 meeting of the Society for Immunotherapy of Cancer, we reported safety and preliminary efficacy data from our Phase 1 clinical trial of JTX-4014. JTX-4014 demonstrated an acceptable safety profile based on a 6-cohort dose-escalation trial. Response Evaluation Criteria in Solid Tumors, or RECIST, responses were observed in three of 18 patients, including one complete response and two partial responses. We have completed enrollment and have identified the recommended Phase 2 dose for JTX-4014.

JTX-1811: An Antibody Designed to Deplete T regulatory Cells
JTX-1811 is the most recent product candidate to emerge from our Translational Science Platform. JTX-1811 is a monoclonal antibody designed to selectively deplete T regulatory cells in the tumor microenvironment. Because T regulatory cells are immunosuppressive cells, we seek to enhance immune responses within the tumor microenvironment by depleting these cells. Therapies targeting T regulatory cells may play an important role in addressing the growing unmet need in cancer patients who do not respond to currently-approved immunotherapies and these T regulatory cell therapies may have the potential to complement existing approaches that focus on T effector cells. We are currently conducting IND-enabling activities for JTX-1811, with the goal of filing an investigational new drug application, or IND, in the first half of 2021.
Discovery Programs
With our focus on bringing the right immunotherapy to the right patients, we have invested in our Translational Science Platform as we believe that the systematic interrogation of the immune make-up of human tumors gives us the ability to target different cell types within the TME beyond the T effector cells that are the focus of currently-approved therapies. This may enable us to fully exploit the promise of immunotherapy in cancer by allowing us to pursue tumor types not currently served by therapies that target the T effector arm of the adaptive immune system, as well as potentially convert the TME from an immunosuppressive environment to an immune activating environment and thereby convert cold tumors to hot tumors.
Analysis of The Cancer Genome Atlas using our proprietary gene signatures, which represent various immune cells, shows that the immune cell composition of tumors is diverse, both across and within indications. This analysis suggests that a significant number of tumors, including cold tumors in particular, may not benefit from the current T cell focused immunotherapies, such as PD-1 checkpoint inhibitors.
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
Celgene License Agreement
On July 22, 2019, we entered into an exclusive license agreement with Celgene, or the Celgene License Agreement, granting Celgene a worldwide and exclusive license to develop, manufacture and commercialize JTX-8064 and certain derivatives thereof, as well as any antibody or other biologic controlled by us that is specifically directed to the LILRB2 receptor. Celgene was subsequently acquired by BMS.
Under the terms of the Celgene License Agreement, Celgene paid us a one-time, non-refundable upfront payment of $50.0 million. We are eligible to receive payments from Celgene upon the achievement of specified clinical, regulatory and sales milestones, including potential clinical and regulatory milestone payments up to an aggregate total of $180.0 million and potential sales milestone payments up to an aggregate total of $300.0 million. We are also eligible to receive royalties at percentage rates ranging from mid-single-digits to low-double-digits, based on future annual net sales, on product-by-product and country-by-country basis for the royalty term. The royalty term will expire upon the later of (i) the date on which there are no longer any valid composition of matter or method of use claims within our patents or patents jointly owned by us and Celgene related to JTX-8064 and certain derivatives thereof in such country and (ii) the twelve-year anniversary of the date of the first commercial sale of the first product in such country. Royalty payments may be reduced in specified circumstances, including payments required to be made by Celgene to third parties to acquire patent rights, up to an aggregate minimum floor, or may be reduced upon the occurrence of certain specified events, including certain compulsory licenses, or if associated with certain products.
Celgene is obligated to use commercially reasonable efforts to develop, seek regulatory approval for and commercialize at least one product. During the term of the license, the Company is prohibited from developing, manufacturing or commercializing any product that contains an antibody or other biologic that is specifically directed to LILRB2 or any related antibody or related biologic.
Unless terminated earlier in accordance with its terms, the Celgene License Agreement provides that it will expire (i) on a product-by-product and country-by-country basis on the date of the expiration of the royalty term with respect to such product in such country and (ii) in its entirety upon the expiration of all applicable royalty term with respect to

JTX-8064 and certain derivatives thereof in all countries, following which the applicable licenses under the Celgene License Agreement will become fully paid-up, perpetual, irrevocable and royalty-free. Celgene may terminate the License Agreement for convenience, in its sole discretion, in its entirety or on a product-by-product or country-by-country basis, at any time with prior written notice to us.
Manufacturing
We rely on and will continue to rely on our contract manufacturing organizations, or CMOs, for both drug substance and drug product. While we do not plan to develop our own full-scale manufacturing capabilities, we may consider establishing a small, flexible approach for supporting preclinical IND-enabling studies and early clinical trials. As of now, all of our manufacturing is outsourced to well-established third-party manufacturers. We have entered into long-term contracts with CMOs for drug supply of vopratelimab, JTX-4014 and JTX-1811.
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
Any product candidates that we successfully develop and commercialize will compete with currently-approved therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products and the ease of use and effectiveness of any companion diagnostics and/or complementary diagnostics. Potentially competitive therapies fall primarily into the following groups of treatment:

•	traditional cancer therapies, including chemotherapy;

•	three clinical-stage anti-ICOS agonist antibody programs in clinical trials, being developed by BMS, GlaxoSmithKline plc and Kymab Group Ltd.;

•	a bispecific anti-ICOS and anti-PD-1 antibody program in clinical development being developed by Xencor, Inc.;

•
approved immunotherapy antibodies, including an approved anti-CTLA 4 antibody (Yervoy®, marketed by BMS) and approved anti-PD-1/anti-PD-L1 antibodies (Bavencio®, Keytruda®, Libtayo®, Opdivo®, Tecentriq®, and Imfinzi®, marketed by Merck KGaA and Pfizer, Inc., Merck & Co., Regeneron Pharmaceuticals, Inc., BMS, Genentech, Inc. and AstraZeneca PLC, respectively);

•	anti-PD-1/anti-PD-L1 immunotherapy antibodies in clinical development;

•	other agonist immunotherapy antibodies in clinical development; and

•	antibody-drug conjugates and therapies targeting T regulatory cells and B cells that are in clinical development.
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
Intellectual Property
Our intellectual property is critical to our business and we strive to protect it, including by obtaining and maintaining patent protection in the United States and internationally for our product candidates, novel biological discoveries, including new targets and applications, and other inventions that are important to our business. For our product candidates, generally we intend to first pursue patent protection covering both compositions of matter and methods of use. As we continue the development of our product candidates, we intend to identify additional means of obtaining patent protection that would potentially enhance commercial success, including through additional methods of use and biomarker and companion diagnostic and/or complementary diagnostic related claims.
The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our product candidates. As of February 21, 2020, with respect to vopratelimab patent rights, we own three pending U.S. provisional patent applications, four pending U.S. non-provisional applications, thirty-six pending foreign patents and patent applications, and four pending Patent Cooperation Treaty, or PCT, patent applications within eight patent families that cover compositions of matter and methods of use and ICOS-related biomarkers, and we own two issued U.S. patents that cover compositions of matter and methods of use. As of February 21, 2020, with respect to JTX-4014 patent rights, we own one pending U.S. non-provisional application, seventeen pending foreign patent applications, and one pending provisional application within two patent families that cover compositions of matter and methods of use, and we do not own any issued patents. As of February 21, 2020, with respect to JTX-1811 patent rights, we own one pending U.S. non-provisional application within one patent family that covers compositions of matter and methods of use, and we do not own any issued patents. We cannot predict whether the patent applications we pursue will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide any proprietary protection from competitors. Even if our pending patent applications are granted as issued patents, those patents, as well as any patents we license from third parties, may be challenged, circumvented or invalidated by third parties.
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
We also rely on unpatented know-how, inventions and other proprietary information relating to vopratelimab, JTX-4014, JTX-1811 and our other future product candidates. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property. However, such confidentiality agreements and invention assignment agreements can be breached, and we may not have adequate remedies for any such breach. For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors—Risks Related to Intellectual Property.”
Exclusive License Agreement with Sloan Kettering Institute for Cancer Research, Memorial Sloan Kettering Cancer Center, and Memorial Hospital for Cancer and Allied Diseases
In September 2015, we amended and restated an exclusive license agreement from December 2013 with MSK. Pursuant to this amended and restated license agreement, MSK and MD Anderson granted to us a worldwide exclusive license under certain patents to manufacture, develop and commercialize certain products and services, including those products for which the use in combination with another product for the treatment of any disease is covered by such patents (including, potentially, vopratelimab), and to practice certain methods covered by the patents. Under the license agreement, we are obligated to use commercially reasonable efforts to commercialize at least one licensed product or licensed service as defined in the license agreement.
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
Government Regulation
Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, sales, pricing, reimbursement, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products, such as vopratelimab, JTX-4014, JTX-1811 and other future product candidates. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.
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
Vopratelimab, JTX-4014, JTX-1811 and other future product candidates must be approved by the FDA through either a New Drug Application, or NDA, or Biologics License Application, or BLA, process before they may be legally marketed in the United States. We expect vopratelimab, JTX-4014, JTX-1811 and other future product candidates to be regulated by the FDA as biologics and require the submission of a BLA prior be being marketed in the United States. The process generally involves the following:

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

•
Phase 2 clinical trials involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified, and a preliminary evaluation of efficacy is conducted.

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
Clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients. Results from one trial are not necessarily predictive of results from later trials. Concurrent with clinical trials, companies usually complete additional animal studies and must develop additional information about the chemistry and physical characteristics of the drug or biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that vopratelimab, JTX-4014, JTX-1811 and other future product candidates do not undergo unacceptable deterioration over their shelf life.
Information about clinical trials must be submitted within specific time frames to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website. Similar requirements for posting clinical trial information are present in the European Union (EudraCT) website: https://eudract.ema.europa.eu/ and other countries, as well.
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
Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA or BLA must be accompanied by a user fee. Under federal law, the submission of most applications is subject to an application user fee, which for federal fiscal year 2020 is $2,942,965 for an application requiring clinical data. The sponsor of an approved application is also subject to an annual program fee, which for fiscal year 2020 is $325,424. These fees may be increased or decreased annually, and fee waivers, reductions or deferrals are available in certain circumstances.
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

U.S. Patent Term Restoration and Non-Patent Exclusivity
Depending upon the timing, duration and specifics of FDA approval of vopratelimab, JTX-4014, JTX-1811 and other future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The United States Patent and Trademark Office, or USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.
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
A reference biological product is granted twelve years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. It is necessary to determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity and, for subsequent applications, such determinations are made a case-by-case basis with data submitted by the sponsor. As of January 31, 2020, the FDA has approved 26 biosimilar products for use in the United States. No interchangeable biosimilars have been approved.
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

In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new legislation aims at simplifying and streamlining the approval of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one EU Member State will only be required to submit a single application for approval of a clinical trial to a reporting EU Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials. As of January 1, 2020, the website of the European Commission reported that the implementation of the new Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The website indicated that the audit was expected to commence in December 2020.
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
Brexit and the Regulatory Framework in the United Kingdom
On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached.  Much remains open, but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020.  If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption. The Prime Minister has also indicated that the UK will not accept high regulatory alignment with the EU.
Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.
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
Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. In a May 2018 report, the Congressional Budget Office estimated that, the number of uninsured will increase by 6 million in 2028 as compared to 2018, in part due to the elimination of the individual mandate, and that premiums in insurance markets may rise.
In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional, and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).
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
Employees
As of December 31, 2019, we had 130 full-time employees. Of these full-time employees, 44 have Ph.D. or M.D. degrees and 101 are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during our most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
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
Risks Related to Product Development and Regulatory Process
We are early in our development efforts. Our product candidates vopratelimab and JTX-4014 are clinical-stage programs, and JTX-1811 and other future product candidates are in preclinical or earlier stages of development. If we are unable to advance our product candidates through clinical development, advance other future product candidates to clinical development or obtain marketing approval and ultimately commercialize any product candidates or experience significant delays in doing so, our business will be materially harmed.
We are early in our development efforts: vopratelimab and JTX-4014 are our only clinical-stage product candidates, and JTX-1811 and other future product candidates are in preclinical or earlier stages of development. We have invested substantially all of our efforts and financial resources in the identification of targets and early stage, preclinical and clinical development of monoclonal antibodies, including the development of vopratelimab, JTX-4014 and JTX-1811.
Our other efforts have been invested in early stage, preclinical and earlier development programs. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our current and/or future product candidates, which may never occur. We currently generate no revenues from sales of any products, and we may never be able to develop or commercialize a marketable product. In July 2019, we granted an exclusive license for the development, manufacture and commercialization of JTX-8064 to Celgene Corporation, or Celgene, a wholly-owned subsidiary of Bristol-Myers Squibb Company, or BMS, and we may never receive any payments from Celgene for the achievement of research and development or commercial milestones, or royalties from potential future sales of JTX-8064. Our current and future product candidates will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenues from product sales. In addition, our product development programs contemplate the development of companion diagnostics and/or complementary diagnostics, which are assays or tests to identify an appropriate patient population. Complementary diagnostics and companion diagnostics are subject to regulation as medical devices and, if there are no adequate companion diagnostics and/or complementary diagnostics currently on the market for our product candidates, we may elect to advance a diagnostic and that diagnostic would have to be approved or cleared for marketing by the Food and Drug Administration, or FDA, or comparable foreign regulatory agencies before we could commercialize it. The success of our current and future product candidates will depend on several factors, including the following:

•	successful completion of preclinical studies and advancement to clinical development of JTX-1811 and our future product candidates;

•	acceptance of investigational new drug applications, or INDs, for our planned clinical trials or future clinical trials;

•	successful enrollment and completion of clinical trials;

•	demonstration of a benefit/risk profile for our current and future product candidates that is sufficient to support a successful biologics license application, or BLA;

•	successful development and marketing approval and clearance of companion diagnostics and/or complementary diagnostics for use with our current and future product candidates, if applicable;

•	receipt and maintenance of marketing approvals from applicable regulatory authorities;

•	approval by national pricing and reimbursement agencies (such as NICE, National Institute for Health Care and Excellence in the United Kingdom);

•	establishing agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidates are approved;

•	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;

•	launching commercial sales of our current and future product candidates, if and when approved;

•	acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	obtaining and maintaining healthcare coverage and adequate reimbursement;

•	enforcing and defending intellectual property rights and claims;

•	successful completion of clinical confirmatory trials to verify clinical benefit, if applicable; and

•	maintaining a continued acceptable safety profile of the product candidates following approval.
If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our current and future product candidates, which would materially harm our business. If we do not receive marketing approvals for our current and future product candidates, we may not be able to continue our operations.
Clinical product development involves a lengthy and expensive process, with an uncertain outcome. We will incur additional costs in connection with, and may experience delays, in completing, or ultimately be unable to complete, the development and commercialization of our current and future product candidates, and any companion diagnostics and/or complementary diagnostics.
Our product candidates vopratelimab and JTX-4014 are clinical-stage programs and JTX-1811 and future product candidates are in preclinical or earlier stages of development. The risk of failure at any stage of clinical or preclinical development is high. It is impossible to predict when or if our current and future product candidates will prove effective and safe in humans and will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our current and future product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete or may be delayed and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Our preclinical studies and clinical trials may not be successful.
The FDA or comparable foreign regulatory authorities could change their position on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete more preclinical studies or provide additional data before continuing clinical trials. In the event we are required to satisfy additional FDA requests, the completion of our clinical trials for vopratelimab and JTX-4014 may be delayed. Successful completion of our clinical trials is a prerequisite to submitting a BLA to the FDA and a Marketing Authorization Application, or MAA, in the Europe Union for our current and future product candidates and, consequently, the ultimate approval and commercial marketing of our current and future product candidates. We do not know whether any of our clinical trials will be completed on schedule, if at all.
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

•
it may be difficult to enroll a sufficient number of patients with a predictive biomarker or enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

•
our third-party contractors, trial sites or investigators may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

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
Immunotherapy, and its method of action of enabling the body’s immune system, is powerful and could lead to serious side effects that we only discover in clinical trials. Undesirable or clinically unmanageable side effects could occur and cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Unforeseen side effects from our current and future product candidates could arise either during clinical development or, if such side effects are more rare, after our current and future product candidates have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. Although we have established that vopratelimab is safe in humans in studies to date, we cannot predict if future clinical trials of our product candidates, either alone or in combination with other therapies, will demonstrate safety in humans. If any of our current or future product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain marketing approval, we will not be able to generate revenue and our business will be harmed.
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

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our current and future product candidates. Specifically, there are numerous trials on-going or in development targeting PD-1/PD-L1 experienced patients with non-small cell lung cancer, which is the same patient population we seek to enroll in EMERGE, including GlaxoSmithKline plc’s Phase 3 trial of its ICOS agonist and docetaxel in combination and other Phase 3 trials. This competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites. Moreover, because our current and future product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our ongoing or any future clinical trial.
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
Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached.  Much remains open, but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020.  If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption. The Prime Minister has also indicated that the UK will not accept high regulatory alignment with the EU.
Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.
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
If clinical investigators or CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain are compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such clinical investigators or CROs are associated with may be extended, delayed or terminated. Furthermore, in EMERGE, due to a site error, we had to enroll additional patients to achieve the number of patients required for our statistical analysis. As a result, we believe that our financial results and the commercial prospects for our current and future product candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.
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
We expect to continue to rely on third-party manufacturers if we receive marketing approval for any product candidate. If we are unable to obtain or maintain third-party manufacturing for our current and future product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our current or future product candidates successfully. We do not yet have sufficient information to reliably estimate the cost of the commercial manufacture of any future product candidate.
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
We expect to develop our current and future product candidates in combination with other drugs. If we are unable to enter into a strategic collaboration for, or if we are unable to purchase on commercially reasonable terms, an approved or investigational cancer drug to use in combination with our product candidates, we may be unable to develop or obtain approval for our current and future product candidates in combination with other drugs.
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
We may form or seek strategic collaborations to evaluate and, if approved, market vopratelimab and JTX-4014 in combination with another approved or investigational cancer drug. If we are unable to enter into a strategic collaboration on commercially reasonable terms or fail to realize the benefits of any such collaboration, we may be required to purchase an approved cancer drug to use in combination with vopratelimab and JTX-4014. The failure to enter into a successful collaboration or the expense of purchasing an approved cancer drug may delay our development timelines, increase our costs and jeopardize our ability to develop vopratelimab and JTX-4014.
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
The life sciences industry is highly competitive and subject to rapid and significant technological change. We are currently developing therapeutics that will compete with other products and therapies that currently exist or are being developed, such as approved immunotherapy antibodies, the anti-ICOS antibodies of BMS, GlaxoSmithKline plc, or Kymab Group Ltd. or Xencor, Inc.’s anti-PD-1 and anti-ICOS bispecific antibody. Products we may develop in the future are also likely to face competition from other products and therapies, some of which we may not currently be aware. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical.
We have both domestic and international competitors, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other research institutions and small and other early-stage companies. Many of our competitors have significantly greater financial, manufacturing, marketing, product development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining marketing approvals, establishing clinical trial sites, recruiting patients and in manufacturing pharmaceutical products and may succeed in discovering, developing and commercializing products in our field before we do. Currently, GlaxoSmithKline plc is conducting a Phase 3 trial of its anti-ICOS antibody and, given their resources, they may be able to develop their product candidate faster than we are able to develop vopratelimab. We also face competition in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to, or necessary for, our programs.

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
In July 2019, we entered into a License Agreement, or the Celgene License Agreement, with Celgene. Pursuant to the Celgene License Agreement, we granted Celgene an exclusive, worldwide license to develop, manufacture and commercialize JTX-8064. The license provides for potential payment to us from Celgene upon the achievement of specified clinical, regulatory and sales milestones, and potential royalty-based revenue if JTX-8064 is successfully commercialized. As a result of this license, we will not control the nature, timing or cost of bringing JTX-8064 to market. We cannot provide any assurance with respect to the success of the license. The acquisition of Celgene by BMS may result in a change in Celgene’s business priorities, and as such, may lead to changes in its future operations, contracts and strategic plans, including those involving JTX-8064, and may have a material adverse effect on Celgene’s development, manufacture or commercialization of JTX-8064. Any such change could affect Celgene’s ability to retain and motivate key personnel who are important to the development of JTX-8064, reduce or terminate its efforts to develop, manufacture or launch JTX-8064, and/or cause the Celgene License Agreement to be terminated. There is no guarantee that BMS will place the same emphasis on the development of JTX-8064 as Celgene, and our business may be harmed. BMS may elect to terminate the Celgene License Agreement and any such termination may adversely affect our business and our stock price and make it more difficult for us to enter into a collaboration agreement or license with another party.
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
If we establish one or more licenses or collaborations, all of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K would also apply to the activities of any such future licensees or collaborators.
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
We may develop companion diagnostics and/or complementary diagnostics for our current and future product candidates. If we are unable to successfully develop such companion diagnostics or complementary diagnostics, or experience significant delays in doing so, we may not realize the full commercial potential of our current or future product candidates.
Because we are focused on patient selection and enrichment strategies, in which predictive biomarkers may be used to identify the right patients for our product candidates, we believe that our success may depend, in part, on our ability to develop companion diagnostics and/or complementary diagnostics, which are assays or tests to identify an appropriate patient population for our product candidates. There has been limited success to date industry-wide in developing these types of companion diagnostics and/or complementary diagnostics. To be successful, we need to address a number of scientific, technical and logistical challenges. We have not yet initiated development of companion diagnostics and/or complementary diagnostics, and the process of obtaining or creating such a diagnostic is time consuming and costly. We have little experience in the development of diagnostics and may not be successful in developing appropriate diagnostics to pair with any of our product candidates that receive marketing approval. Companion diagnostics and/or complementary diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval or clearance prior to commercialization. Given our limited experience in developing diagnostics, we expect to rely in part or in whole on third parties for their design and manufacture. If we are unable to engage a third party to assist us, or if we, or any third parties that we engage, are unable to successfully develop companion diagnostics and/or complementary diagnostics for our current and future product candidates, or experience delays in doing so:

•	the development of our current and future product candidates may be adversely affected if we are unable to appropriately select patients for enrollment in our clinical trials;

•
our current and future product candidates may not receive marketing approval if safe and effective use of a product candidate depends on companion diagnostics and/or complementary diagnostics and such a diagnostic is not commercially available or otherwise approved or cleared by the appropriate regulatory authority; and

•
we may not realize the full commercial potential of our current and future product candidates that receive marketing approval if, among other reasons, we are unable to appropriately identify, or it takes us longer to identify, patients who are likely to benefit from therapy with our products, if approved.

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
The commercial success of our products will depend in part on public acceptance of the use of cancer immunotherapies. Adverse events in clinical trials of any of our current or future product candidates or other similar products and the resulting publicity, as well as any other adverse events in the field of immuno-oncology that may occur, including in connection with competitor therapies such as approved immunotherapy antibodies, the anti-ICOS antibodies of BMS, GlaxoSmithKline plc or Kymab Group Ltd. or Xencor, Inc.’s anti-PD-1 and anti-ICOS bispecific antibody, could result in a decrease in demand for vopratelimab, JTX-4014 or other products that we may develop. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our or our competitors’ therapies, our products may not be accepted by the general public or the medical community.
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
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act, or ACA, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates, companion diagnostics or complementary diagnostics, or additional pricing pressures.
For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. In a May 2018 report, the Congressional Budget Office estimated that, the number of uninsured will increase by 6 million in 2028 as compared to 2018, in part due to the elimination of the individual mandate, and that premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA.
Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump administration has represented to the US Court of Appeals for the Fifth Circuit considering this judgment that it does not oppose the lower court’s ruling. To that end, on May 1, 2019, the Justice Department filed a brief asking the Court to strike down the entirety of the ACA. Thereafter, on July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the Trump administration argued in support of upholding the lower court decision. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional, and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
We are a clinical-stage biopharmaceutical company with a limited operating history, and we are in the early stages of our development efforts. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain marketing approval and become commercially viable. We have financed our operations primarily through the sale of equity securities and through our license and collaboration arrangements with Celgene. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our product candidates and discovery programs. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations.
While we recognized net income of $56.8 million for the year ended December 31, 2019 as a result of revenue recognized under our agreements with Celgene, we incurred a net loss of $27.4 million for the year ended December 31, 2018. As of December 31, 2019, we had an accumulated deficit of $107.2 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, our current and future product candidates.
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
We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until some time after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in many factors, including:

•	completing clinical development of vopratelimab and JTX-4014;

•	completing preclinical and clinical development of JTX-1811;

•	completing research, discovery, preclinical and clinical development of future product candidates;

•	obtaining marketing approvals for our current and future product candidates for which we complete clinical trials;

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
Our operations have consumed substantial amounts of cash since inception. As of December 31, 2019, our cash, cash equivalents and investments were $170.4 million. We expect to continue to spend substantial amounts to continue the clinical development of vopratelimab and JTX-4014 and preclinical and clinical development of JTX-1811 and future product candidates. If we are able to gain marketing approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize those product candidates to the extent that such launch and commercialization are not the responsibility of a collaborator or a licensee. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and future product candidates. Our future capital requirements depend on many factors, including:

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;

•	the timing of, and the costs involved in, obtaining marketing approvals for our product candidates if clinical trials are successful;

•	the cost of commercialization activities for our product candidates, that are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;

•	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;

•	the emergence of competing cancer therapies and other adverse market developments; and

•	the requirement for and cost of developing companion diagnostics and/or complementary diagnostics.
Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments of $170.4 million as of December 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements through the end of 2021.
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
Our pending applications cannot be enforced against third parties unless and until a patent issues from such applications and, even after issuance, such patents may be challenged in the courts or patent offices in the United States and abroad. We are currently involved in an opposition proceeding in the European Patent Office, and this proceeding may be ongoing for a number of years and may divert employee resources from our business. Additionally, this and other such proceedings may result in the loss of patent protection, the narrowing of claims in such patents or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical products or limit the duration of the patent protection for our current and future product candidates.
Furthermore, we cannot predict whether any of our future patent applications will result in the issuance of patents that effectively protect our current and future product candidates, or if any of our issued patents or if any of our licensor’s issued patents will effectively prevent others from commercializing competitive products. In some cases, it may be difficult or impossible to detect third-party infringement or misappropriation of our intellectual property rights, even in relation to issued patent claims, and proving any such infringement may be even more difficult. If we are unable to obtain, maintain, and protect our intellectual property our competitive advantage could be harmed, and it could result in a material adverse effect on our business, financial condition, and the results of operations and prospects.
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
In addition to seeking patent protection, we also rely on other proprietary rights, including protection of trade secrets, know-how and confidential and proprietary information. To maintain the confidentiality of our trade secrets and proprietary information, we enter into confidentiality agreements with our employees, consultants, collaborators and other third parties who have access to our trade secrets. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. Our agreements with employees also provide that any inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. However, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. In addition, in the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection, particularly for our trade secrets or other confidential information.
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
Our commercial success depends on our ability and the ability of our current or future licensees or collaborators to develop, manufacture, market and sell our product candidates, and to use our related proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and future product candidates. For example, we are aware of third-party patents that may be construed to cover the targets of vopratelimab, JTX-4014 or JTX-1811. If we are found to infringe a third-party’s intellectual property rights, and we are unsuccessful in demonstrating that such intellectual property rights are invalid or unenforceable, we could be required to obtain a license from such third party to continue developing, manufacturing and commercializing our product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing our product candidates. In addition, in any such proceeding or litigation, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Additionally, under the Celgene License Agreement, if Celgene is required to obtain a right or a license for intellectual property from a third party for the development, manufacturing or commercialization of JTX-8064, Celgene may deduct payments for such right or license from any royalties payable to us, up to an aggregate minimum floor. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
As of December 31, 2019, we had 130 full-time employees, including 101 employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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
We are exposed to the risk that our employees, independent contractors, vendors, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA and comparable foreign regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the United States and abroad; anti-corruption and anti-bribery laws, including the Foreign Corrupt Practices Act, and various other anti-corruption laws in countries outside of the United States; or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could result in significant penalties and could have a material adverse effect on our ability to operate our business and our results of operations.
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
Our internal information technology systems, or those used by our CROs or other third parties, may fail or suffer security breaches and cyber-attacks, which could compromise our intellectual property or other sensitive information, could result in a material disruption of our business or could subject us to regulatory actions that could result in significant fines.
We, our CROs and other third parties rely significantly upon information technology systems, and despite the implementation of security measures, our internal information technology systems are vulnerable to damage from computer viruses and unauthorized access. While we have not to our knowledge experienced any such material system failure or security breach to date, if such an event were to occur, it could result in a material disruption of our business operations. We, our CROs, contractors and other third parties rely on information technology networks and systems to process, personal identifying information and payroll data, including operational and financial transactions and records. In particular, we rely on third parties for many aspects of our business, including manufacturing product candidates and conducting clinical trials. The secure maintenance of this information is critical to our business and reputation. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past few years, cyber-attacks have become more prevalent and much harder to detect and defend against.
Our network and storage applications and those of CROs and other third parties may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by them. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. A security breach, cyber-attack or unauthorized access of our clinical data or other data could damage the integrity of our clinical trials, impact our regulatory filings, cause significant risk to our business, compromise our ability to protect our intellectual property, and subject us to regulatory actions, including under privacy or security rules under federal, state or other international laws protecting confidential information, that could be expensive to defend and could result in significant fines or other penalties. Cyber-attacks could cause us to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources. Our network security and data recovery measures and those of our CROs, licensees, collaborators, contractors and vendors may not be adequate to protect against such security breaches and disruptions.
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
Our general business strategy may be adversely affected by any economic downturn, volatile business environment or unpredictable and unstable conditions in global credit and financial markets. We cannot assure stockholders that deterioration of the global credit and financial markets would not negatively impact our stock price, our current portfolio of cash equivalents or investments, or our ability to meet our financing objectives. Foreign currency fluctuations could result in increased operating expenses and other obligations incident to doing business in another country. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans.
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
As of December 31, 2019, our executive officers and directors, combined with our stockholders who owned more than five percent of our outstanding common stock, and their affiliates, beneficially owned approximately 54 percent of our outstanding common stock. As a result, these stockholders, if they act together, could be able to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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
We are incurring and will continue to incur significantly increased costs as a result of operating as a public company, and our management is now required to devote substantial time to compliance initiatives.
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
Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
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

This exclusive forum provision would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, which provides for exclusive jurisdiction of the federal courts. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and asserts claims under the Securities Act of 1933, as amended, or the Securities Act, inasmuch as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. There is uncertainty as to whether a court would enforce such provision with respect to claims under the Securities Act, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
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
Our common stock trades on the Nasdaq Global Select Market under the symbol “JNCE”. As of February 21, 2020, we had approximately 19 holders of record of our common stock. This number does not include beneficial owners whose shares were held by nominees in street name.
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
Our most advanced product candidate, vopratelimab, is a clinical-stage monoclonal antibody that binds to and activates the Inducible T cell CO-Stimulator, or ICOS, a protein on the surface of certain T cells commonly found in many solid tumors. We are currently conducting a Phase 2 clinical trial, which we refer to as EMERGE, of vopratelimab in combination with ipilimumab, an anti-CTLA-4 antibody, in PD-1/PD-L1 inhibitor experienced patients with one of two tumor types, non-small cell lung cancer, or NSCLC, and urothelial cancer. EMERGE is the first of our Phase 2 clinical trials designed based on the relationship between the ICOS hi CD4 T cells and potential clinical benefit. We expect to report EMERGE data including preliminary efficacy and biomarker relationships to clinical outcomes for up to 40 NSCLC patients in the second half of 2020.
In addition to EMERGE, we are in the planning stages of a randomized Phase 2 clinical trial, which we refer to as SELECT. SELECT is designed to evaluate the efficacy of vopratelimab in combination with JTX-4014, our anti-PD-1 antibody, compared to JTX-4014 alone in biomarker-selected, immunotherapy-naive second-line NSCLC patients. We have identified TISvopra, an 18 gene RNA Tumor Inflammation Signature used with a vopratelimab-specific threshold, as a baseline predictive biomarker associated with the emergence of ICOS hi CD4 T cells. We expect to initiate SELECT in mid-2020 and to report interim clinical data in 2021.
JTX-4014 is a clinical-stage anti-PD-1 antibody that we are developing primarily for potential use in combination with our product candidates, as we believe that combination therapy has the potential to be a mainstay of cancer immunotherapy. We completed enrollment in a Phase 1 clinical trial of JTX‑4014 monotherapy that was designed to assess safety, and we have determined the recommended Phase 2 dose. We presented safety and preliminary efficacy data from this Phase 1 clinical trial at the November 2019 annual meeting of the Society for Immunotherapy of Cancer. Based on the results of this clinical trial, we plan to use JTX-4014 in combination with our other product candidates, including in combination with vopratelimab in SELECT.
JTX-1811 is the most recent product candidate to emerge from our Translational Science Platform. JTX-1811 is a monoclonal antibody designed to selectively deplete T regulatory cells in the tumor microenvironment, or TME. The function of T regulatory cells is to suppress an ongoing-immune response, and by depleting these immunosuppressive cells, we aim to foster more productive immune responses within the TME.
Our product candidate JTX-8064 was exclusively licensed to Celgene Corporation, or Celgene, in July 2019. Celgene was subsequently acquired by Bristol-Myers Squibb Company, or BMS. JTX-8064 is an antibody that binds to LILRB2, which is a cell surface receptor expressed on macrophages. JTX-8064 was the first tumor-associated macrophage candidate to emerge from our Translational Science Platform. We believe therapies targeting these innate immune cells may have the potential to benefit patients with tumors that are less likely to respond to existing T cell-focused approaches.

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
In July 2016, we entered into a Master Research and Collaboration Agreement, or the Celgene Collaboration Agreement, and a Series B-1 Preferred Stock Purchase Agreement with Celgene. Under the terms of these agreements, we received a $225.0 million upfront cash payment and $36.1 million from the sale of 10,448,100 shares of our Series B-1 convertible preferred stock, which shares converted into 2,831,463 shares of common stock upon the completion of our initial public offering, or IPO, in 2017. We terminated the Celgene Collaboration Agreement concurrently with entry into the Celgene License Agreement.
Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, developing our Translational Science Platform and conducting research, preclinical studies and clinical trials. We do not have any products approved for sale. We are subject to a number of risks comparable to those of other similar companies, including dependence on key individuals; the need to develop commercially viable products; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of our products. We have funded our operations primarily through proceeds received from private placements of our convertible preferred stock, proceeds received from our IPO, the upfront payment of $225.0 million received in connection with the Celgene Collaboration Agreement, the upfront payment of $50.0 million received in connection with the Celgene License Agreement and proceeds received from our “at the market” offering program, or the ATM Offering.
Due to our significant research and development expenditures, we have accumulated substantial losses since our inception. As of December 31, 2019, we had an accumulated deficit of $107.2 million. We expect to incur substantial additional losses in the future as we expand our research and development activities.
Financial Operations Overview
Revenue
For the year ended December 31, 2019, we recognized $147.9 million of license and collaboration revenue. This was comprised of $50.0 million of license revenue recognized under the Celgene License Agreement and $97.9 million of collaboration revenue recognized under the Celgene Collaboration Agreement related to the $225.0 million upfront payment received in 2016. The Celgene Collaboration Agreement was terminated effective July 22, 2019, and all remaining deferred revenue was recognized as we have no further performance obligations.

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
At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty of:

•	addition and retention of key research and development personnel;

•	establishing an appropriate safety profile with IND-enabling toxicology studies;

•	the cost to acquire or make therapies to study in combination with our immunotherapies;

•	successful enrollment in and completion of clinical trials;

•	establishing agreements with third-party contract manufacturing organizations for clinical supply for our clinical trials and commercial manufacturing, if our product candidates are approved;

•	receipt of marketing approvals from applicable regulatory authorities;

•	commercializing products, if and when approved, whether alone or in collaboration with others;

•	the cost to develop companion diagnostics and/or complementary diagnostics as needed for each of our development programs;

•	the costs associated with the development of any additional product candidates we acquire through third-party collaborations or identify through our Translational Science Platform;

•	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our products, if and when approved; and

•	continued acceptable safety profiles of the products following approval.
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
Due to the inherently unpredictable nature of preclinical and clinical development, we do not allocate all of our internal research and development expenses on a program-by-program basis as they primarily relate to personnel and lab consumables costs that are deployed across multiple programs under development. Our research and development expenses also include external costs, which we do track on a program-by-program basis following the program’s nomination as a development candidate. We began incurring such external costs for vopratelimab in 2015, JTX-4014 in 2016, JTX-8064 in 2017 and JTX-1811 in 2019. We do not expect to incur future external costs for JTX-8064 as a result of our entry into the Celgene License Agreement in July 2019.
Included below are external research and development and external clinical and regulatory costs for vopratelimab, JTX-4014, JTX-8064, JTX-1811 and our pre-development candidates:

	Year Ended December 31,
(in thousands)	2019	2018
Vopratelimab	$16,778	$19,661
JTX-4014	2,785	7,585
JTX-8064	5,225	2,754
JTX-1811	138	—
Pre-development candidates	950	1,169
Total external research and development and clinical and regulatory costs	$25,876	$31,169
Research and development activities account for a significant portion of our operating expenses. As we continue to implement our business strategy, we expect our research and development expenses to increase over the next several years. We expect that these expenses will increase as we:

•	continue our Phase 2 EMERGE clinical trial of vopratelimab;

•	initiate additional clinical trials of vopratelimab and JTX-4014, including our Phase 2 SELECT clinical trial;

•	complete our Phase 1 clinical trial of JTX-4014;

•	complete our Phase 1/2 ICONIC clinical trial of vopratelimab;

•	continue our IND-enabling activities for JTX-1811;

•	continue to identify and develop potential predictive biomarkers and companion diagnostics and/or complementary diagnostics for our product candidates; and

•	continue to develop and enhance our Translational Science Platform and advance our pipeline of immunotherapy programs and our early research activities into later stages of development.
Product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.
General and Administrative Expenses
General and administrative expenses consist of salaries and personnel-related costs, including non-cash stock-based compensation expense, for our personnel in executive, business development, legal, finance and accounting, human resources and other administrative functions, consulting fees, facility costs not otherwise included in research and development expenses, fees paid for accounting and tax services, insurance expenses and legal costs. Legal costs include general corporate legal fees, patent legal fees and related costs. We anticipate that our general and administrative expenses will increase in the future to support our continued operations.
Other Income, Net
Other income, net, consists primarily of interest and investment income on our cash, cash equivalents and investments.

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates which include, but are not limited to, the determination of the discount rate utilized in the initial application of Accounting Standard Codification, or ASC, Topic 842, Leases, accrued expenses, stock-based compensation expense and income taxes. In addition, through July 2019, we made estimates related to revenue recognized under the Celgene Collaboration Agreement, including estimates of internal and external costs expected to be incurred to satisfy performance obligations. We base our estimates on historical experience and other market specific or other relevant assumptions we believe to be reasonable under the circumstances. Actual results could differ from those estimates.
While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In applying ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the promises and performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligations. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. See Note 3 to our consolidated financial statements included within Part IV, Item 15 of this Annual Report on Form 10-K for further information on the application of ASC 606 to the Celgene Collaboration Agreement and the Celgene License Agreement.
Accrued Research and Development Expenses
As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses as of each balance sheet date. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. This process involves reviewing open contracts and purchase orders, communicating with internal personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We periodically confirm the accuracy of our estimates with our service providers and make adjustments if necessary. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. The financial terms of agreements with these service providers are subject to negotiation, vary from contract-to-contract and may result in uneven payment flows. In circumstances where amounts have been paid in excess of costs incurred, we record a prepaid expense.
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

Stock-based Compensation
We account for stock-based payments in accordance with ASC Topic 718, Compensation—Stock Compensation. This guidance requires all stock-based payments to employees, including grants of employee stock options, restricted stock awards and restricted stock units, to be recognized as expense in the consolidated statements of operations and comprehensive income (loss) based on their grant date fair values. For stock options granted to employees and to members of our board of directors for their services on the board of directors, we estimate the grant date fair value of each stock option using the Black-Scholes option-pricing model. For restricted stock awards and restricted stock units granted to employees, we estimate the grant date fair value of each award using intrinsic value, which is based on the value of the underlying common stock less any purchase price. For stock-based payments subject to service-based vesting conditions, we recognize stock-based compensation expense equal to the grant date fair value of stock-based payment on a straight-line basis over the requisite service period.
The Black‑Scholes option pricing model requires the input of certain subjective assumptions, including (i) the calculation of expected term of the stock-based payment, (ii) the risk‑free interest rate, (iii) the expected stock price volatility and (iv) the expected dividend yield. We use the simplified method as prescribed by SEC Staff Accounting Bulletin No. 107 to calculate the expected term for stock options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. We determine the risk‑free interest rate based on a treasury instrument whose term is consistent with the expected term of the stock options. Because there had been no public market for our common stock prior to our IPO, there is a lack of historical and implied volatility data. Accordingly, we base our estimates of expected volatility on the historical volatility of a group of publicly-traded companies with similar characteristics to us, including stage of product development and therapeutic focus within the life sciences industry. Historical volatility is calculated over a period of time commensurate with the expected term of the stock-based payment. We use an assumed dividend yield of zero as we have never paid dividends on our common stock, nor do we expect to pay dividends on our common stock in the foreseeable future.
We account for forfeitures of all stock-based payments when such forfeitures occur.
Income Taxes
Income taxes are recorded in accordance with ASC Topic 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
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

Results of Operations
Comparison of the Years Ended December 31, 2019 and 2018
The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
(in thousands)	2019	2018	$ Change
Revenue:
License and collaboration revenue—related party	$147,872	$65,201	$82,671
Operating expenses:
Research and development	67,135	70,052	(2,917)
General and administrative	27,920	26,443	1,477
Total operating expenses	95,055	96,495	(1,440)
Operating income (loss)	52,817	(31,294)	84,111
Other income, net	4,052	3,961	91
Income (loss) before provision for income taxes	56,869	(27,333)	84,202
Provision for income taxes	46	46	—
Net income (loss)	$56,823	$(27,379)	$84,202
License and Collaboration Revenue
License and collaboration revenue for the year ended December 31, 2019 was comprised of $50.0 million of license revenue recognized under the Celgene License Agreement and $97.9 million of collaboration revenue resulting from the recognition all remaining deferred revenue from the upfront payment we received in July 2016 under the Celgene Collaboration Agreement, which was terminated effective July 22, 2019. License and collaboration revenue for the year ended December 31, 2018 was solely related to the recognition of the upfront payment we received under the Celgene Collaboration Agreement. Prior to the termination of the Celgene Collaboration Agreement, we were recognizing revenue over time as the services related to each performance obligation were rendered.
Research and Development Expenses
The following table summarizes our research and development expenses for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
(in thousands)	2019	2018	$ Change
Employee compensation	$25,002	$21,898	$3,104
External research and development	8,462	14,492	(6,030)
External clinical and regulatory	17,414	16,677	737
Lab consumables	6,841	7,694	(853)
Research consulting	917	1,601	(684)
Facility costs	5,813	5,726	87
Other research	2,686	1,964	722
Total research and development expenses	$67,135	$70,052	$(2,917)
Research and development expenses decreased by $2.9 million from $70.1 million for the year ended December 31, 2018 to $67.1 million for the year ended December 31, 2019. The decrease in research and development expenses was primarily attributable to:

•
$6.0 million of decreased external research and development costs primarily attributable to vopratelimab manufacturing expenses and JTX-4014 IND-enabling expenses incurred during the year ended December 31, 2018, partially offset by increased JTX-8064 IND-enabling expenses incurred during the year ended December 31, 2019; and

•	$0.9 million of decreased lab consumables costs.
These decreases were partially offset by $3.1 million of increased employee compensation costs primarily arising from increased personnel.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
(in thousands)	2019	2018	$ Change
Employee compensation	$13,606	$12,570	$1,036
Professional services	5,134	5,359	(225)
Facility costs	4,580	4,516	64
Other	4,600	3,998	602
Total general and administrative expenses	$27,920	$26,443	$1,477
General and administrative expenses increased by $1.5 million from $26.4 million for the year ended December 31, 2018 to $27.9 million for the year ended December 31, 2019. The increase in general and administrative expenses was primarily attributable to $1.0 million of increased employee compensation costs, including $0.4 million of increased stock-based compensation expense, and $0.6 million of increased other general and administrative costs to support our operations.
Other Income, net
Other income, net, increased by $0.1 million from $4.0 million for the year ended December 31, 2018 to $4.1 million for the year ended December 31, 2019. The change in other income, net, is attributable to increased interest and investment income on our cash, cash equivalents and investments as a result of an overall increased rate of return.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations primarily through gross proceeds from private placements of our convertible preferred stock of $139.1 million, net proceeds from our IPO of $106.4 million, a non-refundable upfront payment of $225.0 million received in connection with the Celgene Collaboration Agreement, a non-refundable upfront payment of $50.0 million received in connection with the Celgene License Agreement and net proceeds from our ATM Offering of $3.5 million. As of December 31, 2019, we had cash, cash equivalents and investments of $170.4 million.
On December 17, 2019, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $50.0 million under the ATM Offering. The Sales Agreement provides that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. As of December 31, 2019, we had sold an aggregate of 447,847 shares under the ATM Offering at an average price of $8.57 per share for net proceeds of $3.5 million after deducting sales commissions and offering expenses. Subsequent to December 31, 2019 and through the filing date of this Annual Report on Form 10-K, we sold an aggregate of 200,998 shares under the ATM Offering at an average price of $8.46 per share for net proceeds of $1.6 million.
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
Due to our significant research and development expenditures, we have generated substantial operating losses since inception. We have incurred an accumulated deficit of $107.2 million through December 31, 2019. We expect to incur substantial additional losses in the future as we expand our research and development activities and continue to advance our programs. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments of $170.4 million will enable us to fund our operating expenses and capital expenditure requirements through the end of 2021. However, we have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our capital resources sooner than we expect. The timing and amount of our operating expenditures will depend largely on:

•	the timing and progress of preclinical and clinical development activities;

•	the cost to access, acquire or develop therapies to study in combination with our immunotherapies;

•	successful enrollment in and completion of clinical trials;

•	the cost to develop companion diagnostics and/or complementary diagnostics as needed for each of our development programs;

•	our ability to establish agreements with third-party manufacturers for clinical supply for our clinical trials and, if any of our product candidates are approved, commercial manufacturing;

•	the costs associated with the development of any additional product candidates we acquire through acquisition or third-party collaborations or identify through our Translational Science Platform;

•	our ability to maintain our current research and development programs and enhancement of our Translational Science Platform;

•	addition and retention of key research and development personnel;

•	our efforts to enhance operational, financial and information management systems, and hire additional personnel, including personnel to support development of our product candidates;

•	the legal patent costs involved in prosecuting patent applications and enforcing patent claims and other intellectual property claims;

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

Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
(in thousands)	2019	2018
Net cash (used in) provided by:
Operating activities	$(30,129)	$(63,613)
Investing activities	31,382	86,414
Financing activities	4,082	1,546
Net increase in cash, cash equivalents and restricted cash	$5,335	$24,347
Cash Used in Operating Activities
Net cash used in operating activities for the year ended December 31, 2019 was $30.1 million, compared to net cash used in operating activities of $63.6 million for the year ended December 31, 2018. Cash used in operating activities decreased by $33.5 million primarily due to the $50.0 million non-refundable upfront payment received under the Celgene License Agreement during the year ended December 31, 2019. We received $16.8 million of state and federal income tax refunds during the year ended December 31, 2018.
Cash Provided by Investing Activities
Net cash provided by investing activities for the year ended December 31, 2019 was $31.4 million, compared to net cash provided by investing activities of $86.4 million for the year ended December 31, 2018. Cash provided by investing activities decreased by $55.0 million primarily due to decreased proceeds from maturities and sales of investments, partially offset by decreased purchases of investments, during the year ended December 31, 2019 as compared to the year ended December 31, 2018. Proceeds received from maturities and sales of investments were either re-invested or used to fund operations.
Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2019 was $4.1 million, compared to net cash provided by financing activities of $1.5 million for the year ended December 31, 2018. Cash provided by financing activities increased by $2.5 million due to the receipt of $3.5 million of net proceeds from our ATM Offering, partially offset by a decrease in proceeds received from the exercise of stock options during the year ended December 31, 2019 as compared to the year ended December 31, 2018.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
Board Composition and Structure
The Board of Directors is currently comprised of nine members. Below is a list of the names, ages as of February 21, 2020, and classification of the individuals who currently serve as our directors.

Name	Age	Position
Luis A. Diaz, Jr., M.D.	49	Director (Class II)
Barbara Duncan	55	Director (Class II)
J. Duncan Higgons	65	Director (Class I)
Robert Iannone, M.D., M.S.C.E.	52	Director (Class I)
Robert Kamen, Ph.D.	75	Director (Class II)
Perry Karsen	64	Chairman of the Board of Directors (Class III)
Richard Murray, Ph.D.	61	Director (Class III); Chief Executive Officer and President
Cary Pfeffer, M.D.	57	Director (Class III)
Robert Tepper, M.D.	64	Director (Class I)
Director Biographies
Luis Diaz, Jr., M.D.—Dr. Diaz has served as the head of the solid tumor oncology division and a faculty member at the Memorial Sloan Kettering Cancer Center since December 2016. From 2004 to December 2016, Dr. Diaz was a faculty member and physician at Johns Hopkins University School of Medicine. Dr. Diaz is also a founder and board member, and from 2010 to April 2016 served as president, chief executive officer and chief medical officer, of Personal Genome Diagnostics Inc., a private cancer genome analysis company. He received his M.D. from the University of Michigan, where he also received his B.A. in Microbiology. We believe Dr. Diaz is qualified to serve on our board of directors due to his background as a physician focused on oncology and his experience as a faculty member at a major hospital and medical center.
Barbara Duncan—Ms. Duncan served as the chief financial officer of Intercept Pharmaceuticals Inc., a public biopharmaceutical company, from 2009 to June 2016 and as treasurer from 2010 to September 2016. She has served on the board of directors of Adaptimmune Therapeutics plc since June 2016, Immunomedics, Inc. since March 2019, ObsEva SA since December 2016, Ovid Therapeutics, Inc. since June 2017, Aevi Genomic Medicine, Inc. (formerly Medgenics, Inc.) from June 2015 to February 2020 and Innoviva, Inc. from September 2016 to April 2018, each of which is a public therapeutics company. Ms. Duncan holds an M.B.A. from the Wharton School of Business and a B.S. from Louisiana State University. We believe Ms. Duncan is qualified to serve on our board of directors because of her experience in the biopharmaceutical industry, her experience in the financial sector and membership on boards of directors of other public and private companies.
J. Duncan Higgons—Mr. Higgons served as chief operating officer of Agios Therapeutics, Inc., a public biopharmaceutical company, from 2009 to January 2016. Mr. Higgons serves on the board of directors of Rheos Medicines, Inc., PsiOxus Therapeutics Ltd. and Auron Therapeutics, Inc., which are all private life science companies. He holds a B.Sc. in Mathematics from King's College University of London and a M.Sc. in Economics from London Business School. We believe that Mr. Higgons is qualified to serve on our board of directors due to his leadership and management experience.
Robert Iannone, M.D., M.S.C.E.—Dr. Iannone has served as the Executive Vice President, Research and Development of Jazz Pharmaceuticals plc since May 2019. Previously, he served as the Chief Medical Officer and Head of Research and Development at Immunomedics, Inc. from April 2018 until May 2019. Dr. Iannone has also held leadership roles at AstraZeneca and Merck & Co. At AstraZeneca, from July 2014 until April 2018, he was employed in the roles of Senior Vice President and Head of Immuno-oncology, Global Medicines Development. At Merck & Co., Dr. Iannone served in various roles, culminating his role as Executive Director and Section Head of Oncology Clinical Development. Dr. Iannone received a B.S. from The Catholic University of America, an M.D. from the Yale School of Medicine and an M.S.C.E. from the University of Pennsylvania Perelman School of Medicine. We believe Dr. Iannone is qualified to serve on our board of directors due to his background as a physician focused on oncology and his leadership experience in the life science industry.
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
Perry Karsen—Mr. Karsen has served as the chairman of our board of directors since April 2016. Mr. Karsen was the chief executive officer of the Celgene Cellular Therapeutics division of Celgene Corporation, or Celgene, a global biopharmaceutical company, from May 2013 until his retirement in December 2015. Mr. Karsen served as executive vice president and chief operations officer of Celgene from 2010 to May 2013, and as senior vice president and head of worldwide business development of Celgene from 2004 to 2009. He is a member of the board of directors of Intellia Therapeutics, Inc., a public genome editing company, and has served as the chairman since April 2016. Previously, Mr. Karsen served on the boards of directors of Voyager Therapeutics, Inc. from July 2015 to August 2019, OncoMed Pharmaceuticals, Inc. from January 2016 to April 2019, Agios Pharmaceuticals, Inc. from November 2011 to March 2016, Alliqua Biomedical, Inc. from November 2012 to February 2016, and Navidea Biopharmaceuticals, Inc. from February 2014 to July 2015, each of which is a public life sciences company. Mr. Karsen received a Masters of Management from Northwestern University's Kellogg Graduate School of Management, a Masters of Arts in Teaching of Biology from Duke University and a B.S. in Biological Sciences from the University of Illinois, Urbana-Champaign. We believe Mr. Karsen is qualified to serve on our board of directors because of his executive leadership experience and membership on boards of directors of other public companies.
Richard Murray, Ph.D.—Dr. Murray has served as our president, chief executive officer and a member of our board of directors since July 2014. Prior to joining Jounce, Dr. Murray served as senior vice president of biologics and vaccines research and development at Merck & Co., a global healthcare company, from 2009 to June 2014, where he was responsible for the advancement of biologics and vaccines, including Merck's cancer immunotherapy pipeline. Since June 2019, he has served as a director of Platelet Biogenesis, Inc., a private biotechnology company. Dr. Murray holds a Ph.D. in microbiology and immunology from the University of North Carolina at Chapel Hill and a B.S. in microbiology from the University of Massachusetts, Amherst. We believe that Dr. Murray is qualified to serve on our board of directors due to his operating and historical experience gained from serving as our president, chief executive officer and as a board member, combined with his experience in drug research and development.
Cary Pfeffer, M.D.—Dr. Pfeffer is a partner at TRV, which he joined in 2007. Dr. Pfeffer served as the chairman of our board from July 2014 to April 2016 and as our interim chief executive officer from February 2013 to July 2014. Dr. Pfeffer was the interim chief executive officer of Neon Therapeutics, Inc. from October 2015 to September 2016, the interim chief business officer of Rheos Medicines, Inc. from March 2018 to November 2018, and the interim chief business officer of Casma Therapeutics, Inc. from May 2018 to December 2018. Dr. Pfeffer has served as a director of Neon Therapeutics, Inc., a public immuno-oncology company, since May 2015 and is currently the chairman of the board; he also serves on the boards of directors for several private companies, including Casma Therapeutics, Inc., Rheos Medicines, Inc. and Tango Therapeutics, Inc. From August 2009 to September 2016, Dr. Pfeffer was a member of the board of directors of Eleven Biotherapeutics, Inc., a public biologics oncology company, and served as its chief business officer from February 2010 to September 2011. Dr. Pfeffer received an M.B.A. from the Wharton School of Business, an M.D. from the University of Pennsylvania School of Medicine and a B.A. in biochemistry from Columbia University. We believe that Dr. Pfeffer is qualified to serve on our board of directors because of his experience in the venture capital industry, life sciences industry, membership on various other boards of directors, his prior service as our president and chief executive officer, and his leadership and management experience.
Robert Tepper, M.D.—Dr. Tepper is a partner at TRV, a position he has held since he co-founded TRV in 2007. From February 2013 to January 2015, Dr. Tepper served as our interim chief scientific officer. He also served as interim chief science officer of Casma Therapeutics, Inc. from May 2018 to December 2018, and of Neon Therapeutics, Inc. from October 2015 to November 2016. Dr. Tepper serves on the boards of directors of Allena Pharmaceuticals, Inc., a public biopharmaceutical company, Constellation Pharmaceuticals, Inc., a public biopharmaceutical company, and Neon Therapeutics, Inc., a public immuno-oncology company, and Casma Therapeutics, Inc., a private biotechnology company. Previously, Dr. Tepper served on the board of directors of bluebird bio, Inc., a public biopharmaceutical company, from September 2010 through March 2015, Kala Pharmaceuticals, Inc., a public biopharmaceutical company, from December 2009 through June 2018 and various other private life science companies. Dr. Tepper received an M.D. from Harvard Medical School and an A.B. in biochemistry from Princeton University. We believe that Dr. Tepper is qualified to serve on our board of directors due to his experience in the venture capital industry, particularly with biotech and pharmaceutical companies, combined with his experience building and leading research and development operations, serving on the boards of public and private life sciences companies and as faculty and advisory board members of several healthcare institutions.
Executive Officers
The following table sets forth our executive officers as of February 21, 2020.

Name	Age	Position
Richard Murray, Ph.D.(1)	61	President, Chief Executive Officer and Director
Kimberlee C. Drapkin	52	Chief Financial Officer and Treasurer
Hugh M. Cole	54	Chief Business Officer and Head of Corporate Development
Elizabeth G. Trehu, M.D.	59	Chief Medical Officer
(1) Richard Murray, Ph.D. is also a director of the Company and his biographical information appears above.
Kimberlee C. Drapkin—Ms. Drapkin has served as our chief financial officer since August 2015, and our treasurer since February 2013. From 2009 to August 2015, Ms. Drapkin was the owner of KCD Financial LLC, through which she served as our interim chief financial officer from 2012 to August 2015, and consulted for numerous biotechnology companies. Ms. Drapkin began her career at PricewaterhouseCoopers LLP, is a certified public accountant and holds a B.S. in accounting from Babson College.
Hugh M. Cole—Prior to joining Jounce in August 2017, Mr. Cole served as chief business officer for ARIAD Pharmaceuticals, Inc., an oncology company, from March 2014 to June 2017, where he led numerous business development transactions. Previously, Mr. Cole served as senior vice president, strategic planning and program management at Shire plc, a global biopharmaceutical company, from 2007 to March 2014. Mr. Cole earned his M.B.A. in health care management and finance at the Wharton School of Business and his A.B. in chemistry from Harvard University.
Elizabeth G. Trehu, M.D.—Dr. Trehu joined Jounce as our chief medical officer in November 2015. Prior to joining Jounce, Dr. Trehu served as the chief medical officer of Promedior, Inc., a biotechnology company, from 2012 to November 2015. Dr. Trehu holds an M.D. from the New York University School of Medicine and an A.B. in English from Princeton University.
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
Additional information required by this Item 10 will be included in the sections captioned “Proposal 1 - Election of Three Class III Directors” and “Corporate Governance” and “Delinquent Section 16(a) Reports,” if applicable, in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019, which information is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in the section captioned “Executive and Director Compensation” in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain of Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in the section captioned “Principal Stockholders” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item 13 will be included in the sections captioned “Corporate Governance” and “Transactions with Related Persons” in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019, which information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 will be included in the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019, which information is incorporated herein by reference.

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
Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Jounce Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Jounce Therapeutics, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Adoption of ASC 842
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases effective January 1, 2019 due to the adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), and the related amendments.
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
Boston, Massachusetts
February 27, 2020

Jounce Therapeutics, Inc.
Consolidated Balance Sheets
(amounts in thousands, except par value amounts)

	December 31,
	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$53,241	$47,906
Short-term investments	115,602	141,968
Prepaid expenses and other current assets	4,854	2,335
Total current assets	173,697	192,209
Property and equipment, net	10,672	13,540
Long-term investments	1,601	5,990
Operating lease right-of-use asset	17,615	—
Other non-current assets	2,297	2,713
Total assets	$205,882	$214,452
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,460	$3,272
Accrued expenses	8,907	6,952
Deferred revenue, current—related party	—	55,157
Operating lease liability, current	2,901	—
Other current liabilities	132	165
Total current liabilities	14,400	65,546
Deferred revenue, net of current portion—related party	—	42,715
Operating lease liability, net of current portion	16,889	—
Other non-current liabilities	—	2,062
Total liabilities	31,289	110,323
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000 shares authorized at December 31, 2019 and 2018; no shares issued or outstanding at December 31, 2019 or 2018	—	—
Common stock, $0.001 par value: 160,000 shares authorized at December 31, 2019 and 2018; 33,738 and 32,948 shares issued at December 31, 2019 and 2018, respectively; 33,738 and 32,941 shares outstanding at December 31, 2019 and 2018, respectively	34	33
Additional paid-in capital	281,664	268,081
Accumulated other comprehensive income (loss)	54	(78)
Accumulated deficit	(107,159)	(163,907)
Total stockholders’ equity	174,593	104,129
Total liabilities and stockholders’ equity	$205,882	$214,452
The accompanying notes are an integral part of these consolidated financial statements.

Jounce Therapeutics, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(amounts in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018
Revenue:
License and collaboration revenue—related party	$147,872	$65,201
Operating expenses:
Research and development	67,135	70,052
General and administrative	27,920	26,443
Total operating expenses	95,055	96,495
Operating income (loss)	52,817	(31,294)
Other income, net	4,052	3,961
Income (loss) before provision for income taxes	56,869	(27,333)
Provision for income taxes	46	46
Net income (loss)	$56,823	$(27,379)
Net income (loss) per share, basic	$1.72	$(0.84)
Net income (loss) per share, diluted	$1.66	$(0.84)
Weighted-average common shares outstanding, basic	33,080	32,567
Weighted-average common shares outstanding, diluted	34,294	32,567
Comprehensive income (loss):
Net income (loss)	$56,823	$(27,379)
Other comprehensive income:
Unrealized gain on available-for-sale securities	132	331
Comprehensive income (loss)	$56,955	$(27,048)
The accompanying notes are an integral part of these consolidated financial statements.

Jounce Therapeutics, Inc.
Consolidated Statements Stockholders’ Equity
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	32,249	$32	$257,101	$(409)	$(89,615)	$167,109
Exercise of stock options	683	1	1,545	—	—	1,546
Vesting of restricted stock awards	9	—	28	—	—	28
Stock-based compensation expense	—	—	9,407	—	—	9,407
Other comprehensive income	—	—	—	331	—	331
Cumulative effect adjustment upon adoption of ASC 606	—	—	—	—	(46,913)	(46,913)
Net loss	—	—	—	—	(27,379)	(27,379)
Balance at December 31, 2018	32,941	33	268,081	(78)	(163,907)	104,129
Issuance of common stock from at the market offering, net of issuance costs	448	1	3,510	—	—	3,511
Exercise of stock options	185	—	437	—	—	437
Vesting of restricted stock awards and restricted stock units	164	—	27	—	—	27
Stock-based compensation expense	—	—	9,609	—	—	9,609
Other comprehensive income	—	—	—	132	—	132
Cumulative effect adjustment upon adoption of ASC 842	—	—	—	—	(75)	(75)
Net income	—	—	—	—	56,823	56,823
Balance at December 31, 2019	33,738	$34	$281,664	$54	$(107,159)	$174,593
The accompanying notes are an integral part of these consolidated financial statements.

Jounce Therapeutics, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Year Ended December 31,
	2019	2018
Operating activities:
Net income (loss)	$56,823	$(27,379)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	9,609	9,407
Depreciation expense	3,851	3,831
Net amortization of premiums and discounts on investments	(1,480)	(1,107)
Changes in operating assets and liabilities:
Taxes receivable	—	16,737
Prepaid expenses and other current assets	(1,375)	873
Other non-current assets	(728)	—
Accounts payable	(944)	562
Accrued expenses and other current liabilities	1,983	(1,443)
Deferred revenue—related party	(97,872)	(65,201)
Other liabilities	4	107
Net cash used in operating activities	(30,129)	(63,613)
Investing activities:
Purchases of investments	(188,999)	(252,918)
Proceeds from maturities of investments	221,366	336,694
Proceeds from sales of investments	—	3,997
Purchases of property and equipment	(985)	(1,359)
Net cash provided by investing activities	31,382	86,414
Financing activities:
Proceeds from at the market offering, net of issuance costs	3,645	—
Proceeds from exercise of stock options	437	1,546
Net cash provided by financing activities	4,082	1,546
Net increase in cash, cash equivalents and restricted cash	5,335	24,347
Cash, cash equivalents and restricted cash, beginning of period	49,176	24,829
Cash, cash equivalents and restricted cash, end of period	$54,511	$49,176
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$29	$31
Issuance costs in accounts payable and accrued expenses	$134	$—
Supplemental cash flow information:
Cash paid for lease liabilities	$4,270	$—
Cash paid for income taxes	$101	$—

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
As of December 31, 2019, the Company had cash, cash equivalents, and investments of $170.4 million. The Company expects that its existing cash, cash equivalents and investments will enable it to fund its expected operating expenses and capital expenditure requirements for at least 12 months from February 27, 2020, the filing date of this Annual Report on Form 10-K. The Company expects to finance its future cash needs through a combination of equity or debt financings, collaborations, licensing arrangements and strategic alliances.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates which include, but are not limited to, the determination of the discount rate utilized in the initial application of ASC Topic 842, Leases (“ASC 842”), accrued expenses, stock-based compensation expense and income taxes. In addition, through July 2019, the Company made estimates related to revenue recognized under the Master Research and Collaboration Agreement (the “Celgene Collaboration Agreement”) with Celgene Corporation (“Celgene”), including estimates of internal and external costs expected to be incurred to satisfy performance obligations. The Company bases its estimates on historical experience and other market specific or other relevant assumptions it believes to be reasonable under the circumstances. Actual results could differ from those estimates.
Fair Value of Financial Instruments
ASC Topic 820, Fair Value Measurement, (“ASC 820”) establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.
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
Investments
Short-term investments consist of investments with maturities greater than ninety days and less than one year from the balance sheet date. Long-term investments consist of investments with maturities of greater than one year that are not expected to be used to fund current operations. The Company classifies all of its investments as available-for-sale securities. Accordingly, these investments are recorded at fair value. Realized gains and losses, amortization and accretion of discounts and premiums are included in “Other income, net”. Unrealized gains and losses on available-for-sale securities are included in “Other comprehensive income” as a component of stockholders’ equity until realized.
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
Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In applying ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the promises and performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. See Note 3, “Celgene Agreements”, for further information on the Company’s application of ASC 606.
Research and Development Expenses
Expenditures relating to research and development are expensed as incurred. Research and development expenses include external expenses incurred under arrangements with third parties, academic and non-profit institutions and consultants; salaries and personnel-related costs, including non-cash stock-based compensation expense; license fees to acquire in-process technology and other expenses, which include direct and allocated expenses for laboratory, facilities and other costs. Non‑refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.
As part of the process of preparing the consolidated financial statements, the Company is required to estimate its accrued research and development expenses as of each balance sheet date. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. This process involves reviewing open contracts and purchase orders, communicating with internal personnel to identify services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. The Company periodically confirms the accuracy of its estimates with its service providers and makes adjustments if necessary. The majority of the Company’s service providers invoice monthly in arrears for services performed or when contractual milestones are met. The financial terms of agreements with these service providers are subject to negotiation, vary from contract-to-contract and may result in uneven payment flows. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense.
Intellectual Property Expenses
The Company expenses costs associated with intellectual property-related matters as incurred and classifies such costs as general and administrative expenses within the consolidated statements of operations and comprehensive income (loss).
Stock-based Compensation
The Company accounts for stock-based payments in accordance with ASC Topic 718, Compensation—Stock Compensation. This guidance requires all stock-based payments to employees, including grants of employee stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), to be recognized as expense in the consolidated statements of operations and comprehensive income (loss) based on their grant date fair values. For stock options granted to employees and to members of the Company’s board of directors for their services on the board of directors, the Company estimates the grant date fair value of each stock option using the Black-Scholes option-pricing model. For RSUs and RSAs granted to employees, the Company estimates the grant date fair value of each award using intrinsic value, which is based on the value of the underlying common stock less any purchase price. For stock-based payments subject to service-based vesting conditions, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock-based payment on a straight-line basis over the requisite service period.
The Black‑Scholes option pricing model requires the input of certain subjective assumptions, including (i) the calculation of expected term of the stock-based payment, (ii) the risk‑free interest rate, (iii) the expected stock price volatility and (iv) the expected dividend yield. The Company uses the simplified method as proscribed by SEC Staff Accounting Bulletin No. 107 to calculate the expected term for stock options granted to employees as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The Company determines the risk‑free interest rate based on a treasury instrument whose term is consistent with the expected term of the stock options. Because there had been no public market for the Company’s common stock prior to the IPO, there is a lack of Company‑specific historical and implied volatility data. Accordingly, the Company bases its estimates of expected volatility on the historical volatility of a group of publicly-traded companies with similar characteristics to itself, including stage of product development and therapeutic focus within the life sciences industry. Historical volatility is calculated over a period of time commensurate with the expected term of the stock-based payment. The Company uses an assumed dividend yield of zero as the Company has never paid dividends on its common stock, nor does it expect to pay dividends on its common stock in the foreseeable future.

The Company accounts for forfeitures of all stock-based payments when such forfeitures occur.
Income Taxes
Income taxes are recorded in accordance with ASC Topic 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
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
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income. Other comprehensive income for all periods presented consists solely of unrealized gains on available-for-sale securities.
Net Income (Loss) per Share
Basic net income (loss) per share is calculated based upon the weighted-average number of common shares outstanding during the period, excluding outstanding stock options and RSAs and RSUs that have been issued but are not yet vested. Diluted net income (loss) per share is calculated based upon the weighted-average number of common shares outstanding during the period plus the dilutive impact of weighted-average common equivalent shares outstanding during the period. The potentially dilutive shares of common stock resulting from the assumed exercise of outstanding stock options and the assumed vesting of RSAs and RSUs are determined under the treasury stock method.
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
The adoption of ASC 842 did not have a material impact on the consolidated statements of operations and comprehensive income (loss) or the consolidated statement of cash flows for the year ended December 31, 2019.
The Company subsequently measures its lease liability at the present value of remaining lease payments, discounted using the discount rate for the lease. The right-of-use asset is subsequently measured at the amount of the lease liability, adjusted for prepaid or accrued lease payments and the remaining balance of lease incentives received. The Company recognizes operating lease expense on a straight-line basis over the lease term. See Note 13, “Commitments and Contingencies”, for further information on the application of ASC 842 to the Company’s operating lease for its current corporate headquarters.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and it establishes additional disclosure requirements related to credit risks. For available-for-sale debt securities with expected credit losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This guidance was originally effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption was permitted. In November 2019, the FASB subsequently issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, whereby the effective date of this standard for smaller reporting companies was deferred to annual reporting periods beginning after December 15, 2022, including interim periods within those annual reporting periods, and early adoption is still permitted. Accordingly, the Company will now adopt this standard effective January 1, 2023, and it is currently evaluating the potential impact that ASU 2016-13 may have on the consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This guidance is intended to simplify the accounting for stock-based payments to nonemployees by aligning it with the accounting for stock-based payments to employees, with certain exceptions. This guidance became effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods. Accordingly, the Company adopted ASU 2018-07 effective January 1, 2019, and there was no impact to the consolidated financial statements as a result of the adoption of this guidance.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected. This guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption is permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company intends to adopt this guidance prospectively, and it does not anticipate a material impact to the consolidated financial statements as a result of the adoption of this guidance.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities when investment ownership changes. In addition, ASU 2019-12 simplifies the accounting for the interim period effects of changes in tax laws or rates and transactions that result in a step-up in the tax basis of goodwill. This guidance will be effective for annual reporting periods beginning after December 15, 2020, including interim periods within those annual reporting periods, and early adoption is permitted. The Company is currently evaluating the potential impact that ASU 2019-12 may have on the consolidated financial statements.
3.     Celgene Agreements
Celgene License Agreement
On July 22, 2019, the Company entered into a License Agreement (the “Celgene License Agreement”) with Celgene. Pursuant to the Celgene License Agreement, the Company granted to Celgene a worldwide and exclusive license to develop, manufacture and commercialize JTX-8064 and certain derivatives thereof (an “Initial Licensed Compound”), as well as any antibody (other than the Initial Licensed Compound) or other biologic controlled by the Company as of July 22, 2019 that is specifically directed to the LILRB2 receptor (“LILRB2”) (the “Licensed Compounds”). In November

2019, Bristol-Myers Squibb Company (“BMS”) completed its acquisition of Celgene, and Celgene is now a wholly-owned subsidiary of BMS.
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
Celgene may terminate the License Agreement for convenience, in its sole discretion, in its entirety or on a Licensed Product-by-Licensed Product or country-by-country basis, at any time with prior written notice to the Company. The License Agreement may be terminated in its entirety or on a Licensed Product-by-Licensed Product or country-by-country basis by either the Company or Celgene upon the uncured material breach of the other party. If the material breach relates solely to a particular Licensed Product, the non-breaching party may only terminate the License Agreement with respect to such Licensed Product. Either the Company or Celgene may terminate the License Agreement in the event of the bankruptcy or insolvency of the other party. The License Agreement provides that upon termination by Celgene for material breach with respect to a Licensed Product, Celgene will be released from its development, manufacturing and commercialization obligations with respect to such Licensed Product. Upon termination by the Company due to Celgene’s material breach or by Celgene for convenience, the licenses granted by the Company under the License Agreement will terminate and Celgene will grant to the Company, subject to negotiation regarding economic terms, a non-exclusive, worldwide license to develop, manufacture and commercialize the terminated Licensed Products.
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
Recognition of Revenue
The Company determined that the JTX-8064 License is a functional license as the underlying IP has significant standalone functionality. In addition, the Company determined that the JTX-8064 License represents a right to use certain of the Company’s IP as it exists at a point in time. Finally, the Company determined that July 22, 2019 represents (i) the date at which the Company made available the IP to Celgene and (ii) the beginning of the period during which Celgene is able to use and benefit from its right to use the IP. Based upon these considerations, the Company recognized $50.0 million of license revenue during the year ended December 31, 2019 under the Celgene License Agreement.
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
The Company received a non-refundable upfront cash payment of $225.0 million in July 2016 upon the execution of the Celgene Collaboration Agreement. The Company also received $36.1 million from the sale of 10,448,100 shares of Series B-1 convertible preferred stock upon the execution of a Series B-1 Preferred Stock Purchase Agreement with Celgene, which shares converted into 2,831,463 shares of common stock upon the completion of the Company’s initial public offering (“IPO”). If Celgene had elected to exercise any of the program options, Celgene would have been required to pay the Company an option-exercise fee that varied by program. The initial research term of the collaboration was four years, which could have been extended, at Celgene’s option, annually for up to 3 additional years.
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
The Company evaluated as possible variable consideration the milestones, royalties, development cost sharing and profit-sharing provisions discussed above. The Company concluded that none of these items represented variable consideration under the Celgene Collaboration Agreement as all such amounts were dependent upon the execution of a related Co-Co Agreement or the JTX-4014 License Agreement. The Co-Co Agreements and the JTX-4014 License Agreement, if any had been executed, would have represented separate contracts apart from the Celgene Collaboration Agreement.
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
For the year ended December 31, 2019, the Company recognized collaboration revenue of $97.9 million under the Celgene Collaboration Agreement related to the $225.0 million upfront payment received in 2016.
The following table presents changes in the Company’s contract liabilities related to the Celgene Collaboration Agreement during the year ended December 31, 2019 (in thousands):

	Balance as of			Balance as of
	January 1, 2019	Additions	Reductions	December 31, 2019
Contract liabilities:
Deferred revenue—related party	$97,872	$—	$(97,872)	$—
Totals	$97,872	$—	$(97,872)	$—
The reductions to the deferred revenue contract liability during the year ended December 31, 2019 were comprised of revenue recognized for research and development services performed during the period, including the recognition of the remaining transaction price upon the termination of the Celgene Collaboration Agreement. All revenue recognized during the year ended December 31, 2019 related to the Celgene Collaboration Agreement was included within the beginning balance of the deferred revenue contract liability.
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

Assets measured at fair value on a recurring basis as of December 31, 2019 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$50,242	$50,242	$—	$—
Investments:
Corporate debt securities	48,300	—	48,300	—
U.S. Treasuries	59,082	59,082	—	—
Government agency securities	12,820	—	12,820	—
Totals	$170,444	$109,324	$61,120	$—
Assets measured at fair value on a recurring basis as of December 31, 2018 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$41,434	$41,434	$—	$—
Investments:
Corporate debt securities	67,843	—	67,843	—
U.S. Treasuries	53,758	53,758	—	—
Government agency securities	32,829	32,829	—	—
Totals	$195,864	$128,021	$67,843	$—
There were no changes in valuation techniques during the years ended December 31, 2019 or 2018. There were no liabilities measured at fair value on a recurring basis as of December 31, 2019 or 2018.
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
Cash equivalents, short-term investments and long-term investments as of December 31, 2019 were comprised as follows (in thousands):

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$50,242	$—	$—	$50,242
Corporate debt securities	46,695	8	(4)	46,699
U.S. Treasuries	59,058	26	(2)	59,082
Government agency securities	12,796	24	—	12,820
Total cash equivalents and short-term investments	168,791	58	(6)	168,843
Long-term investments:
Corporate debt securities	1,599	2	—	1,601
Total long-term investments	1,599	2	—	1,601
Total cash equivalents and investments	$170,390	$60	$(6)	$170,444

Cash equivalents, short-term investments and long-term investments as of December 31, 2018 were comprised as follows (in thousands):

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$41,434	$—	$—	$41,434
Corporate debt securities	65,887	2	(39)	65,850
U.S. Treasuries	53,765	1	(8)	53,758
Government agency securities	28,866	—	(34)	28,832
Total cash equivalents and short-term investments	189,952	3	(81)	189,874
Long-term investments:
Corporate debt securities	2,001	—	(8)	1,993
Government agency securities	3,989	8	—	3,997
Total long-term investments	5,990	8	(8)	5,990
Total cash equivalents and investments	$195,942	$11	$(89)	$195,864
As of December 31, 2019 and 2018, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $28.3 million and $81.4 million, respectively. As of December 31, 2019 and 2018, the aggregate fair value of securities that were in an unrealized loss position for more than twelve months was $2.0 million and $22.3 million, respectively. As of December 31, 2019, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of December 31, 2019.
There were no realized gains and losses on available-for-sale securities during the year ended December 31, 2019. There were immaterial realized gains and losses on available-for-sale securities during the year ended December 31, 2018.
6.     Restricted Cash
As of both December 31, 2019 and 2018, the Company maintained non-current restricted cash of $1.3 million. This amount is included within “Other non-current assets” in the accompanying consolidated balance sheets and is comprised solely of a letter of credit required pursuant to the lease for the Company’s corporate headquarters.
The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$47,906	$53,241	$23,559	$47,906
Restricted cash	1,270	1,270	1,270	1,270
Cash, cash equivalents and restricted cash	$49,176	$54,511	$24,829	$49,176

7.     Property and Equipment, Net
Property and equipment, net as of December 31, 2019 and 2018 was comprised as follows (in thousands):

	Estimated Useful Life (in Years)	December 31,
		2019	2018
Laboratory equipment	5	$11,374	$10,435
Furniture and office equipment	4	1,071	1,071
Computer equipment	3	1,505	1,505
Leasehold improvements	Shorter of useful life or remaining lease term	8,572	8,534
Total property and equipment, gross		22,522	21,545
Less: accumulated depreciation		(11,850)	(8,005)
Total property and equipment, net		$10,672	$13,540
Depreciation expense for the years ended December 31, 2019 and 2018 was $3.9 million and $3.8 million, respectively.
8.     Accrued Expenses
Accrued expenses as of December 31, 2019 and 2018 were comprised as follows (in thousands):

	December 31,
	2019	2018
Employee compensation and benefits	$5,147	$4,063
External research and professional services	3,639	2,796
Lab consumables and other	121	93
Total accrued expenses	$8,907	$6,952
9.   Common Stock and Preferred Stock
Common Stock
The Company is authorized to issue 160,000,000 shares of common stock. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors.
On December 17, 2019, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at the market” offering program (the “ATM Offering”). The Sales Agreement provides that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. As of December 31, 2019, the Company had sold an aggregate of 447,847 shares under the ATM Offering at an average price of $8.57 per share for net proceeds of $3.5 million after deducting sales commissions and offering expenses.
Preferred Stock
The Company is authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of December 31, 2019, no shares of preferred stock were issued or outstanding.

Shares Reserved for Future Issuance
As of December 31, 2019 and 2018, the Company had reserved for future issuance the following number of shares of common stock (in thousands):

	December 31,
	2019	2018
Shares reserved for vesting of restricted stock awards	—	7
Shares reserved for vesting of restricted stock units	460	371
Shares reserved for exercises of outstanding stock options	5,735	5,023
Shares reserved for future issuances under the 2017 Stock Option and Incentive Plan	1,288	1,114
Total shares reserved for future issuance	7,483	6,515
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
As of December 31, 2019, there were 1,288,186 shares available for future issuance under the 2017 Plan.
2017 Employee Stock Purchase Plan
In January 2017, the board of directors adopted and the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which became effective upon the closing of the Company’s IPO. The Company initially reserved 302,000 shares of common stock for future issuance under the 2017 ESPP. The 2017 ESPP also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 ESPP on January 1, 2018 and each January 1st thereafter through January 1, 2027. The number of shares added each year will be equal to the lesser of (i) 1% of the outstanding shares on the immediately preceding December 31st, (ii) 603,000 shares or (iii) such amount as determined by the Compensation Committee of the Board of Directors. Effective January 1, 2018 and 2019, 322,652 and 329,483 additional shares, respectively, were automatically added to the shares authorized for issuance under the 2017 ESPP. No offering periods under the 2017 ESPP had been initiated as of December 31, 2019.

Stock-based Compensation Expense
Total stock-based compensation expense recognized in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2019 and 2018 was as follows (in thousands):

	Year Ended December 31,
	2019	2018
Research and development	$4,353	$4,540
General and administrative	5,256	4,867
Total stock-based compensation expense	$9,609	$9,407
RSA Activity
Pursuant to RSA agreements originally issued under the terms of the 2013 Plan, the Company, at its discretion, has the option to repurchase unvested shares underlying RSAs at the initial purchase price if the employees or non-employees terminate their service relationships with the Company. The shares underlying RSAs are recorded in stockholders’ equity as they vest.
The following table summarizes RSA activity for the year ended December 31, 2019 (in thousands, except per share amounts):

	RSAs	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2018	7	$—
Issued	—	$—
Vested	(7)	$—
Repurchased	—	$—
Unvested as of December 31, 2019	—	$—
The aggregate fair value of RSAs that vested during each of the years ended December 31, 2019 and 2018, based upon the fair values of the stock underlying the RSAs on the day of vesting, was less than $0.1 million.
RSU Activity
The Company has also granted RSUs to its employees under the 2017 Plan. The following table summarizes RSU activity for the year ended December 31, 2019 (in thousands, except per share amounts):

	RSUs	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2018	371	$8.02
Issued	354	$4.40
Vested	(157)	$8.02
Cancelled	(108)	$6.40
Unvested as of December 31, 2019	460	$5.61
The aggregate fair value of RSUs vested during the year ended December 31, 2019, based upon the fair values of the stock underlying the RSUs on the day of vesting, was $0.7 million. No RSUs vested during the year ended December 31, 2018.
As of December 31, 2019, there was unrecognized stock-based compensation expense related to unvested RSUs of $1.7 million, which the Company expects to recognize over a weighted-average period of approximately 1.6 years.

Stock Option Activity
The fair value of stock options granted to employees and directors during the years ended December 31, 2019 and 2018 was calculated on the date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018
Risk-free interest rate	2.2%	2.7%
Expected dividend yield	—%	—%
Expected term (in years)	6.0	6.0
Expected volatility	69.4%	65.2%
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted to employees and directors during the years ended December 31, 2019 and 2018 was $2.76 and $12.88 per share, respectively.
The following table summarizes changes in stock option activity during the year ended December 31, 2019 (in thousands, except per share amounts):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	5,023	$10.23	7.6	$3,133
Granted	1,418	$4.37
Exercised	(185)	$2.36
Cancelled	(521)	$13.19
Outstanding at December 31, 2019	5,735	$8.76	7.2	$18,959
Exercisable at December 31, 2019	3,586	$7.41	6.4	$13,864

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2019 and 2018 was $0.6 million and $5.7 million, respectively.
As of December 31, 2019, there was unrecognized stock-based compensation expense related to unvested stock options of $13.0 million, which the Company expects to recognize over a weighted-average period of approximately 2.3 years.
11.   Income Taxes
The provision for income taxes for the years ended December 31, 2019 and 2018 was comprised as follows (in thousands):

	Year Ended December 31,
	2019	2018
Current taxes:
Federal	$—	$—
State	46	46
Total current taxes	46	46
Deferred taxes:
Federal	—	—
State	—	—
Total deferred taxes	—	—
Total provision for income taxes	$46	$46

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2019	2018
Income tax computed at federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	4.8%	10.3%
Tax credit carryforwards	(5.4)%	12.2%
Change in valuation allowance	(21.4)%	(42.7)%
Other	1.1%	(1.0)%
Effective tax rate	0.1%	(0.2)%
The principal components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 were comprised as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$33,008	$37,417
Tax credit carryforwards	17,185	12,751
Deferred revenue	—	26,739
Deferred lease incentive	—	103
Deferred rent	—	476
Operating lease liability	5,407	—
Intangibles	519	552
Accrued expenses and other	1,358	1,091
Unrealized loss on available-for-sale securities	17	39
Stock-based compensation	3,376	2,119
Total deferred tax assets	60,870	81,287
Less: valuation allowance	(43,219)	(55,348)
Net deferred tax assets	17,651	25,939
Deferred tax liabilities:
Section 481(a) method change	(12,827)	(25,653)
Operating lease right-of-use asset	(4,812)	—
Depreciation	(12)	(286)
Total deferred tax liabilities	(17,651)	(25,939)
Net deferred taxes	$—	$—
As of December 31, 2019, the Company had federal and state net operating loss (“NOL”) carryforwards of $119.8 million and $124.2 million, respectively. Federal NOLs generated through the year ended December 31, 2017 expire at various dates from 2034 through 2037, and federal NOLs generated in years beginning after December 31, 2017 may be carried forward indefinitely. State NOLs expire at various dates from 2034 through 2038. As of December 31, 2019, the Company had federal research and development tax credit carryforwards of $12.7 million which expire at various dates from 2032 through 2039. In addition, as of December 31, 2019, the Company had state research and development and investment tax credit carryforwards of $5.2 million and $0.5 million, respectively. The state research and development tax credit carryforwards expire at various dates from 2029 through 2034 and the state investment tax credit carryforwards expire at various dates from 2020 through 2022.
Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which primarily pertain to NOL carryforwards, tax credit carryforwards, the Company’s operating lease liability and stock-based compensation. Management has determined that it is more likely than not that the Company will not realize the benefits of its deferred tax assets, and as a result, a valuation allowance of $43.2 million has been established at December 31, 2019. The decrease in the valuation allowance of $12.1 million during the year ended December 31,

2019 was primarily due to the reversal of the Company’s deferred revenue deferred tax asset upon the termination of the Celgene Collaboration Agreement and the current year utilization of NOLs.
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
The Company had no unrecognized tax benefits as of either December 31, 2019 or 2018. During the year ended December 31, 2017, the Company completed a study of its research and development credit carryforwards generated during the years ended December 31, 2016 and 2015. The Company has not conducted a study of its research and development credit carryforwards generated during any subsequent years. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credit carryforwards, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated statements of operations and comprehensive income (loss) if an adjustment were required.
Interest and penalty charges, if any, related to income taxes would be classified as a component of the provision for income taxes in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2019, the Company has not incurred any material interest or penalty charges.
The Company files income tax returns in the United States federal tax jurisdiction and the Massachusetts state tax jurisdiction. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authorities for all tax years in which a loss carryforward is available.
12.   Related-party Transactions
In July 2019, the Company entered into the Celgene License Agreement under which it received a non-refundable upfront payment of $50.0 million from Celgene. Previously, in July 2016, the Company entered into the Celgene Collaboration Agreement and a Series B-1 Preferred Stock Purchase Agreement with Celgene. Under the Celgene Collaboration Agreement, the Company received a non-refundable upfront payment of $225.0 million. Under the Series B-1 Preferred Stock Purchase Agreement, Celgene purchased 10,448,100 shares of Series B-1 Preferred Stock for $36.1 million. These shares of Series B-1 Preferred Stock converted into 2,831,463 shares of common stock upon the completion of the Company’s IPO. In addition, an affiliate of Celgene purchased 625,000 shares of the Company’s common stock in the IPO at the public offering price of $16.00 per share for a total of $10.0 million. As of December 31, 2019, the Company had recorded $0.7 million of reimbursable expenses due from Celgene within prepaid expenses and other current assets in the accompanying consolidated balance sheets. No amounts were due to or from Celgene as of December 31, 2018.
As discussed within Note 3, “Celgene Agreements”, BMS completed its acquisition of Celgene in November 2019, and Celgene is now a wholly-owned subsidiary of BMS.
13.   Commitments and Contingencies
Corporate Headquarters Lease
In November 2016, the Company entered into an operating lease agreement (the “Corporate Headquarters Lease”) to occupy 51,000 square feet of laboratory and office space in Cambridge, Massachusetts. This facility serves as the Company’s corporate headquarters. The lease term began on November 1, 2016 and extends to March 31, 2025. The Company has the option to extend the lease term for one consecutive five-year period, at the market rate, by giving the landlord written notice of its election to exercise the extension at least twelve months prior to the original expiration of the lease term. The Company provided the landlord with a security deposit in the form of a letter of credit in the amount of $1.3 million, which is recorded as restricted cash and included within “Other non-current assets” in the consolidated balance sheets. The Corporate Headquarters Lease also provided the Company with a tenant improvement allowance of $0.5 million. Leasehold improvements related to this facility are being amortized over the shorter of their useful life or the lease term.
Accounting under ASC 842
As a result of the adoption of ASC 842 on January 1, 2019, the Company has recorded a right-of-use asset and a corresponding lease liability on the consolidated balance sheets as of December 31, 2019. As there is no rate implicit in the Corporate Headquarters Lease, the Company estimated its incremental borrowing rate based upon a synthetic credit rating and yield curve analysis. Based upon this analysis, the Company calculated a discount rate of 8.0% for the Corporate Headquarters Lease.
As of December 31, 2019, the future minimum lease payments due under the operating lease for the Company’s corporate headquarters are as follows (in thousands):

Amount
2020	$4,380
2021	4,505
2022	4,633
2023	4,764
2024 and thereafter	6,143
Total remaining minimum rental payments	24,425
Less: effect of discounting	(4,635)
Total lease liability	$19,790
The Company recorded operating lease expense for the Corporate Headquarters Lease of $4.2 million for the year ended December 31, 2019 pursuant to ASC 842. As of December 31, 2019, the remaining lease term of the Corporate Headquarters Lease was 5.3 years. The Company presents changes in its right-of-use asset and lease liability on a combined net basis within “Other liabilities” in the consolidated statements of cash flows.
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
The Company recorded total rent expense for the Corporate Headquarters Lease of $4.0 million for the year ended December 31, 2018 pursuant to ASC 840.

License and Collaboration Agreements
The Company has entered into various license agreements for certain technology. The Company could be required to make aggregate technical, clinical development and regulatory milestone payments of up to $11.7 million and low single-digit royalty payments based on a percentage of net sales of licensed products. As of December 31, 2019, the Company had made $0.5 million in aggregate milestone payments under these license agreements. The Company may cancel these agreements at any time by providing 30 to 90 days’ notice to the licensors, and all payments not previously due would no longer be owed.
The Company has also entered into collaboration agreements with various third parties for research services and access to proprietary technology platforms. Under these collaboration agreements, the Company could be required to make aggregate technical, clinical development and regulatory milestones payments ranging from $12.5 million to $12.9 million per product candidate and low single-digit royalty payments based on a percentage of net sales on a product-by-product basis. As of December 31, 2019, the Company had made $1.0 million in aggregate milestone payments under these collaboration agreements.
14.   401(k) Savings Plan
The Company has a defined-contribution savings plan under Section 401(k) of the IRC (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Beginning on January 1, 2018, the Company matches 50% of an employee’s 401(k) contributions up to a maximum of 6% of the participant’s salary, subject to employer match limitations under the IRC. As such, the Company made $0.6 million and $0.5 million in contributions to the 401(k) Plan for the years ended December 31, 2019 and 2018, respectively.
15.   Net Income (Loss) per Share
The following table summarizes the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Years Ended December 31,
	2019	2018
Net income (loss)	$56,823	$(27,379)

Weighted-average common shares outstanding, basic	33,080	32,567
Dilutive effect of outstanding stock options	1,121	—
Dilutive effect of unvested RSAs	1	—
Dilutive effect of unvested RSUs	92	—
Weighted-average common shares outstanding, diluted	34,294	32,567

Net income (loss) per share, basic	$1.72	$(0.84)
Net income (loss) per share, diluted	$1.66	$(0.84)
The following weighted-average amounts were excluded from the calculation of diluted net income (loss) per share because their effect would be anti-dilutive (in thousands):

	Year Ended December 31,
	2019	2018
Outstanding stock options	3,727	5,573
Unvested RSAs	—	10
Unvested RSUs	24	146
Total	3,751	5,729

16.   Subsequent Events
Subsequent to December 31, 2019 and through the filing date of this Annual Report on Form 10-K, the Company sold an aggregate of 200,998 shares under the ATM Offering at an average price of $8.46 per share for net proceeds of $1.6 million.

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

4.3*	Description of Securities
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
10.13
Lease Agreement between ARE-770/784/790 Memorial Drive, LLC and the Registrant, dated November 1, 2016 (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (File No. 333-215372) filed December 30, 2016)

10.14†
Amended and Restated Exclusive License Agreement between Sloan Kettering Institute for Cancer Research, Memorial Sloan Kettering Cancer Center and Memorial Hospital for Cancer and the Registrant, dated September 28, 2015 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-215372) filed December 30, 2016)

10.15‡
License Agreement by and among the Registrant, Celgene Corporation, and Celgene RIVOT LLC, dated July 22, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37998) filed November 7, 2019)

10.16
Sales Agreement, dated of December 17, 2019, by and between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K (File No. 001-37998) filed December 17, 2019)

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
101*
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

*	Filed herewith
+	Furnished herewith
#	Indicates a management contract or any compensatory plan, contract or arrangement
†
Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

‡	Portions of this Exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOUNCE THERAPEUTICS, INC.

Date: February 27, 2020	By:	/s/ Richard Murray
Richard Murray, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Murray	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2020
Richard Murray, Ph.D.

/s/ Kim C. Drapkin	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2020
Kim C. Drapkin

/s/ Perry A. Karsen	Chairman of the Board of Directors	February 27, 2020
Perry A. Karsen

/s/ Luis A. Diaz, Jr.	Director	February 27, 2020
Luis A. Diaz, Jr., M.D.

/s/ Barbara Duncan	Director	February 27, 2020
Barbara Duncan

/s/ J. Duncan Higgons	Director	February 27, 2020
J. Duncan Higgons

/s/ Robert Iannone	Director	February 27, 2020
Robert Iannone, M.D., M.S.C.E.

/s/ Robert Kamen	Director	February 27, 2020
Robert Kamen, Ph.D.

/s/ Cary G. Pfeffer	Director	February 27, 2020
Cary G. Pfeffer, M.D.

/s/ Robert Tepper	Director	February 27, 2020
Robert Tepper, M.D.