Form 10-Q
period 2020-03-31
Jounce Therapeutics, Inc.
filed 2020-05-06
CIK 1640455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

As of May 1, 2020, there were 34,053,091 shares of common stock, $0.001 par value per share, outstanding.

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

•	our plans and expectations in light of the COVID-19 pandemic and its impacts on global healthcare systems;

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

Item 1. Financial Statements

Jounce Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except par value amounts)

d

	March 31,	December 31,
	2020	2019
Assets:
Current assets:
Cash and cash equivalents	$74,991	$53,241
Short-term investments	71,975	115,602
Prepaid expenses and other current assets	5,393	4,854
Total current assets	152,359	173,697
Property and equipment, net	9,755	10,672
Long-term investments	1,608	1,601
Operating lease right-of-use asset	16,946	17,615
Other non-current assets	2,282	2,297
Total assets	$182,950	$205,882
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$3,722	$2,460
Accrued expenses	7,543	8,907
Operating lease liability, current	2,991	2,901
Other current liabilities	39	132
Total current liabilities	14,295	14,400
Operating lease liability, net of current portion	16,111	16,889
Total liabilities	30,406	31,289
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000 shares authorized at March 31, 2020 and December 31, 2019; no shares issued or outstanding at March 31, 2020 or December 31, 2019	—	—
Common stock, $0.001 par value: 160,000 shares authorized at March 31, 2020 and December 31, 2019; 34,049 and 33,738 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	34	34
Additional paid-in capital	285,968	281,664
Accumulated other comprehensive income	144	54
Accumulated deficit	(133,602)	(107,159)
Total stockholders’ equity	152,544	174,593
Total liabilities and stockholders’ equity	$182,950	$205,882
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue:
License and collaboration revenue—related party	$—	$10,981
Operating expenses:
Research and development	19,646	17,280
General and administrative	7,539	7,192
Total operating expenses	27,185	24,472
Operating loss	(27,185)	(13,491)
Other income, net	750	1,126
Loss before provision for income taxes	(26,435)	(12,365)
Provision for income taxes	8	12
Net loss	$(26,443)	$(12,377)
Net loss per share, basic and diluted	$(0.78)	$(0.38)
Weighted-average common shares outstanding, basic and diluted	34,029	32,959
Comprehensive loss:
Net loss	$(26,443)	$(12,377)
Other comprehensive income:
Unrealized gain on available-for-sale securities	90	129
Comprehensive loss	$(26,353)	$(12,248)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	33,738	$34	$281,664	$54	$(107,159)	$174,593
Issuance of common stock from at the market offering, net of issuance costs	201	—	1,648	—	—	1,648
Exercises of common stock options	9	—	38	—	—	38
Vesting of restricted stock units	101	—	—	—	—	—
Stock-based compensation expense	—	—	2,618	—	—	2,618
Other comprehensive income	—	—	—	90	—	90
Net loss	—	—	—	—	(26,443)	(26,443)
Balance at March 31, 2020	34,049	$34	$285,968	$144	$(133,602)	$152,544

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	32,941	$33	$268,081	$(78)	$(163,907)	$104,129
Exercise of common stock options	24	—	69	—	—	69
Vesting of restricted stock awards	2	—	7	—	—	7
Stock-based compensation expense	—	—	2,542	—	—	2,542
Other comprehensive income	—	—	—	129	—	129
Cumulative effect adjustment upon adoption of ASC 842	—	—	—	—	(75)	(75)
Net loss	—	—	—	—	(12,377)	(12,377)
Balance at March 31, 2019	32,967	$33	$270,699	$51	$(176,359)	$94,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(26,443)	$(12,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,618	2,542
Depreciation expense	938	960
Net amortization of premiums and discounts on investments	(84)	(474)
Other non-cash items	19	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(543)	(2,596)
Other non-current assets	18	(103)
Accounts payable	1,407	771
Accrued expenses and other current liabilities	(1,457)	(941)
Deferred revenue—related party	—	(10,981)
Other liabilities	(19)	16
Net cash used in operating activities	(23,546)	(23,183)
Investing activities:
Purchases of investments	(19,856)	(62,019)
Proceeds from maturities of investments	63,650	77,508
Purchases of property and equipment	(50)	(109)
Net cash provided by investing activities	43,744	15,380
Financing activities:
Proceeds from at the market offering, net of issuance costs	1,514	—
Proceeds from exercise of stock options	38	69
Net cash provided by financing activities	1,552	69
Net increase (decrease) in cash, cash equivalents and restricted cash	21,750	(7,734)
Cash, cash equivalents and restricted cash, beginning of period	54,511	49,176
Cash, cash equivalents and restricted cash, end of period	$76,261	$41,442
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$—	$20
Supplemental cash flow information:
Cash paid for lease liabilities	$1,090	$1,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Nature of Business
Jounce Therapeutics, Inc. (the “Company”) is a clinical-stage immunotherapy company dedicated to transforming the treatment of cancer by developing therapies that enable the immune system to attack tumors and provide long-lasting benefits to patients. The Company is subject to a number of risks similar to those of other clinical-stage companies, including dependence on key individuals; the need to develop commercially viable products; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of its products.
As of March 31, 2020, the Company had cash, cash equivalents and investments of $148.6 million. The Company expects that its existing cash, cash equivalents and investments will enable it to fund its expected operating expenses and capital expenditure requirements for at least 12 months from May 6, 2020, the filing date of this Quarterly Report on Form 10-Q. The Company expects to finance its future cash needs through a combination of equity or debt financings, collaborations, licensing arrangements and strategic alliances.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of March 31, 2020 and December 31, 2019, and for the three months ended March 31, 2020 and 2019, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020 (the “Annual Report on Form 10-K”).
The information presented in the condensed consolidated financial statements and related notes as of March 31, 2020, and for the three months ended March 31, 2020 and 2019, is unaudited. The December 31, 2019 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
Interim results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Jounce Therapeutics, Inc. and its wholly-owned subsidiary, Jounce Mass Securities, Inc. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2020.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates which include, but are not limited to, accrued expenses, stock-based compensation expense and income taxes. The Company bases its estimates on historical experience and other market specific or other relevant assumptions it believes to be reasonable under the circumstances. Actual results could differ from those estimates.
Recent Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and it establishes additional disclosure requirements related to credit risks. For available-for-sale debt securities with expected credit losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This guidance was originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption was permitted. In November 2019, the FASB subsequently issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, whereby the effective date of this standard for smaller reporting companies was deferred to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is still permitted. Accordingly, the Company will now adopt this standard effective January 1, 2023, and it is currently evaluating the potential impact that ASU 2016-13 may have on the consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. This guidance became effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Accordingly, the Company adopted ASU 2018-13 effective January 1, 2020, and there was no impact to the condensed consolidated financial statements due to the adoption of this guidance.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected. This guidance became effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments in this update are able to be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Accordingly, the Company adopted ASU 2018-15 effective January 1, 2020, and it elected to apply this guidance on a prospective basis. There was no impact to the condensed consolidated financial statements due to the adoption of this guidance.
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) when the counterparty is a customer. In addition, ASU 2018-18 adds unit-of-account guidance to ASC Topic 808, Collaborative Arrangements, in order to align this guidance with ASC 606 and also precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This guidance became effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Accordingly, the Company adopted ASU 2018-18 effective January 1, 2020, and there was no impact to the condensed consolidated financial statements due to the adoption of this guidance.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities when investment ownership changes. In addition, ASU 2019-12 simplifies the accounting for the interim period effects of changes in tax laws or rates and transactions that result in a step-up in the tax basis of goodwill. While this guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, early adoption is permitted. Consequently, the Company elected to early adopt ASU 2019-12 effective January 1, 2020. Due to the adoption of this guidance, the Company did not record an intraperiod tax allocation to other comprehensive income for the three months ended March 31, 2020. In accordance with ASU 2019-12, the Company has applied the new provisions related to the intraperiod tax allocation on a prospective basis.
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
Recognition of Revenue
The Company determined that the JTX-8064 License is a functional license as the underlying IP has significant standalone functionality. In addition, the Company determined that the JTX-8064 License represents a right to use certain of the Company’s IP as it exists at a point in time. Finally, the Company determined that July 22, 2019 represents (i) the date at which the Company made available the IP to Celgene and (ii) the beginning of the period during which Celgene is able to use and benefit from its right to use the IP. Based upon these considerations, the Company recognized $50.0 million of license revenue during the three months ended September 30, 2019.
The Company has not received any milestone or royalty payments under the Celgene License Agreement through March 31, 2020.
Celgene Collaboration Agreement
In July 2016, the Company entered into a Master Research and Collaboration Agreement (the “Celgene Collaboration Agreement”) with Celgene. The primary goal of the collaboration was to co-develop and co-commercialize innovative biologic immunotherapies that either activate or suppress the immune system by binding to targets identified by leveraging the Company’s Translational Science Platform. Under the Celgene Collaboration Agreement, the Company granted Celgene exclusive options to develop and commercialize the Company’s lead product candidate, vopratelimab, and up to four early-stage programs, consisting of targets to be selected from a pool of certain B cell, T regulatory cell and tumor-associated macrophage targets. Additionally, the Company granted Celgene an exclusive option to develop and commercialize the Company’s product candidate JTX-4014, an anti-PD-1 antibody, which, upon exercise of such option, would have been a shared program to be used by both parties in and outside of the collaboration. The Company and Celgene terminated the Celgene Collaboration Agreement effective July 22, 2019.
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
For the three months ended March 31, 2019, the Company recognized collaboration revenue of $11.0 million under the Celgene Collaboration Agreement related to the $225.0 million upfront payment received in 2016. Following the termination of the Celgene Collaboration Agreement, which was effective July 22, 2019, the Company had no further performance obligations. Accordingly, all remaining deferred revenue related to the Celgene Collaboration Agreement was recognized during the three months ended September 30, 2019. Up through the termination of the Celgene Collaboration Agreement, the Company did not receive any option exercise, research term extension, milestone or royalty payments.
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
Assets measured at fair value on a recurring basis as of March 31, 2020 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$65,991	$65,991	$—	$—
Investments:
Corporate debt securities	33,366	—	33,366	—
U.S. Treasuries	40,755	40,755	—	—
Government agency securities	8,462	—	8,462	—
Totals	$148,574	$106,746	$41,828	$—
Assets measured at fair value on a recurring basis as of December 31, 2019 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$50,242	$50,242	$—	$—
Investments:
Corporate debt securities	48,300	—	48,300	—
U.S. Treasuries	59,082	59,082	—	—
Government agency securities	12,820	—	12,820	—
Totals	$170,444	$109,324	$61,120	$—
There were no changes in valuation techniques during the three months ended March 31, 2020 or during the year ended December 31, 2019. There were no liabilities measured at fair value on a recurring basis as of March 31, 2020 or December 31, 2019.
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

Cash equivalents, short-term investments and long-term investments as of March 31, 2020 were comprised as follows (in thousands):

	March 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$65,991	$—	$—	$65,991
Corporate debt securities	31,825	5	(72)	31,758
U.S. Treasuries	40,594	161	—	40,755
Government agency securities	8,420	42	—	8,462
Total cash equivalents and short-term investments	146,830	208	(72)	146,966
Long-term investments:
Corporate debt securities	1,600	8	—	1,608
Total long-term investments	1,600	8	—	1,608
Total cash equivalents and investments	$148,430	$216	$(72)	$148,574
Cash equivalents, short-term investments and long-term investments as of December 31, 2019 were comprised as follows (in thousands):

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$50,242	$—	$—	$50,242
Corporate debt securities	46,695	8	(4)	46,699
U.S. Treasuries	59,058	26	(2)	59,082
Government agency securities	12,796	24	—	12,820
Total cash equivalents and short-term investments	168,791	58	(6)	168,843
Long-term investments:
Corporate debt securities	1,599	2	—	1,601
Total long-term investments	1,599	2	—	1,601
Total cash equivalents and investments	$170,390	$60	$(6)	$170,444
As of March 31, 2020 and December 31, 2019, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $14.6 million and $28.3 million, respectively. As of both March 31, 2020 and December 31, 2019, the aggregate fair value of securities that were in an unrealized loss position for more than twelve months was $2.0 million. As of March 31, 2020, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of March 31, 2020.
There were immaterial realized gains and losses on available-for-sale securities during the three months ended March 31, 2020. There were no realized gains and losses on available-for-sale securities during the three months ended March 31, 2019.
6.     Restricted Cash
As of both March 31, 2020 and December 31, 2019, the Company maintained non-current restricted cash of $1.3 million. This amount is included within “Other non-current assets” in the accompanying condensed consolidated balance sheets and is comprised solely of a letter of credit required pursuant to the lease for the Company’s corporate headquarters.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$53,241	$74,991	$47,906	$40,172
Restricted cash	1,270	1,270	1,270	1,270
Cash, cash equivalents and restricted cash	$54,511	$76,261	$49,176	$41,442
7.     Accrued Expenses
Accrued expenses as of March 31, 2020 and December 31, 2019 were comprised as follows (in thousands):

	March 31,	December 31,
	2020	2019
Employee compensation and benefits	$2,388	$5,147
External research and professional services	4,937	3,639
Lab consumables and other	218	121
Total accrued expenses	$7,543	$8,907
8.   Common Stock and Preferred Stock
Common Stock
The Company is authorized to issue 160,000,000 shares of common stock. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the board of directors.
On December 17, 2019, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at the market” offering program (the “ATM Offering”). The Sales Agreement provides that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. From the initiation of the ATM Offering through March 31, 2020, the Company has sold an aggregate of 648,845 shares at an average price of $8.54 per share for net proceeds of $5.2 million after deducting sales commissions and offering expenses.
Preferred Stock
The Company is authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of March 31, 2020, no shares of preferred stock were issued or outstanding.
Shares Reserved for Future Issuance
As of March 31, 2020 and December 31, 2019, the Company had reserved for future issuance the following number of shares of common stock (in thousands):

	March 31,	December 31,
	2020	2019
Shares reserved for vesting of restricted stock units	760	460
Shares reserved for exercises of outstanding stock options	6,643	5,735
Shares reserved for future issuance under the 2017 Stock Option and Incentive Plan	1,320	1,288
Total shares reserved for future issuance	8,723	7,483

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
2017 Stock Option and Incentive Plan
In January 2017, the board of directors adopted and the Company’s stockholders approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”). Upon the adoption of the 2017 Plan, no further awards will be granted under the 2013 Plan.
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
The Company initially registered on Form S-8 1,753,758 shares of common stock under the 2017 Plan, which was comprised of (i) 1,510,000 shares of common stock reserved for issuance under the 2017 Plan, plus (ii) 243,758 shares of common stock originally reserved for issuance under the 2013 Plan that became available for issuance under the 2017 Plan upon the completion of the Company’s IPO. The 2017 Plan also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 Plan on January 1, 2018 and each January 1st thereafter. The number of shares added each year will be equal to the lesser of (i) 4% of the outstanding shares on the immediately preceding December 31st or (ii) such amount as determined by the compensation committee of the board of directors. Effective January 1, 2018, 2019 and 2020, 1,290,609, 1,317,935 and 1,349,526 additional shares, respectively, were automatically added to the shares authorized for issuance under the 2017 Plan.
As of March 31, 2020, there were 1,320,488 shares available for future issuance under the 2017 Plan.
2017 Employee Stock Purchase Plan
In January 2017, the board of directors adopted and the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). The Company initially reserved 302,000 shares of common stock for future issuance under the 2017 ESPP. The 2017 ESPP also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 ESPP on January 1, 2018 and each January 1st thereafter through January 1, 2027. The number of shares added each year will be equal to the lesser of (i) 1% of the outstanding shares on the immediately preceding December 31st, (ii) 603,000 shares or (iii) such amount as determined by the compensation committee of the board of directors. Effective January 1, 2018, 2019 and 2020, 322,652, 329,483 and 337,381 additional shares, respectively, were automatically added to the shares authorized for issuance under the 2017 ESPP. No offering periods under the 2017 ESPP had been initiated as of March 31, 2020.
Stock-based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$1,181	$1,097
General and administrative	1,437	1,445
Total stock-based compensation expense	$2,618	$2,542

RSU Activity
The Company has also granted RSUs to its employees under the 2017 Plan. The following table summarizes RSU activity for the three months ended March 31, 2020 (in thousands, except per share amounts):

	RSUs	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2019	460	$5.61
Issued	408	$6.55
Vested	(101)	$4.40
Cancelled	(7)	$6.83
Unvested as of March 31, 2020	760	$6.27
The aggregate fair value of RSUs that vested during the three months ended March 31, 2020, based upon the fair values of the stock underlying the RSUs on the day of vesting, was $0.8 million. No RSUs vested during the three months ended March 31, 2019.
As of March 31, 2020, there was unrecognized stock-based compensation expense related to unvested RSUs of $3.7 million, which the Company expects to recognize over a weighted-average period of approximately 2.0 years.
Stock Option Activity
The fair value of stock options granted during the three months ended March 31, 2020 and 2019 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	1.4%	2.6%
Expected dividend yield	—%	—%
Expected term (in years)	6.1	6.1
Expected volatility	71.4%	68.9%
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended March 31, 2020 and 2019 was $4.23 per share and $2.77 per share, respectively.
The following table summarizes stock option activity during the three months ended March 31, 2020 (in thousands, except per share amounts):

	Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	5,735	$8.76	7.2	$18,959
Granted	957	$6.66
Exercised	(9)	$4.21
Cancelled	(40)	$9.18
Outstanding at March 31, 2020	6,643	$8.46	7.3	$5,855
Exercisable at March 31, 2020	3,845	$7.69	6.2	$5,264
The aggregate intrinsic value of stock options exercised during each of the three months ended March 31, 2020 and 2019 was less than $0.1 million.
As of March 31, 2020, there was unrecognized stock-based compensation expense related to unvested stock options of $14.8 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.

10.   Related-party Transactions
In July 2019, the Company entered into the Celgene License Agreement under which it received a non-refundable upfront payment of $50.0 million from Celgene. In July 2016, the Company entered into the Celgene Collaboration Agreement and a Series B-1 Preferred Stock Purchase Agreement with Celgene. Under the Celgene Collaboration Agreement, the Company received a non-refundable upfront payment of $225.0 million. Under the Series B-1 Preferred Stock Purchase Agreement, Celgene purchased 10,448,100 shares of Series B-1 convertible preferred stock for $36.1 million. These shares of Series B-1 convertible preferred stock converted into 2,831,463 shares of common stock upon the completion of the IPO. In addition, an affiliate of Celgene purchased 625,000 shares of the Company’s common stock in the IPO at the public offering price of $16.00 per share for a total of $10.0 million. As of both March 31, 2020 and December 31, 2019, the Company had recorded $0.7 million of reimbursable expenses due from Celgene within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
As discussed within Note 3, “Celgene Agreements”, BMS completed its acquisition of Celgene in November 2019, and Celgene is now a wholly-owned subsidiary of BMS.
11.   Net Loss per Share
For purposes of the diluted net loss per share calculation, outstanding stock options, unvested RSAs and unvested RSUs are considered to be potentially dilutive securities, however the following weighted-average amounts were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Outstanding stock options	6,339	5,516
Unvested RSAs	—	6
Unvested RSUs	624	590
Total	6,963	6,112

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019 that was filed with the United States Securities and Exchange Commission, or the SEC, on February 27, 2020. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in Part II, Item 1A.
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
Our most advanced product candidate, vopratelimab, is a clinical-stage monoclonal antibody that binds to and activates the Inducible T cell CO-Stimulator, or ICOS, a protein on the surface of certain T cells commonly found in many solid tumors. We are currently conducting a Phase 2 clinical trial, which we refer to as EMERGE, of vopratelimab in combination with an anti-CTLA-4 antibody, ipilimumab, in PD-1/PD-L1 inhibitor experienced patients with non-small cell lung cancer, or NSCLC. EMERGE is the first of our Phase 2 clinical trials designed based on the relationship between the ICOS hi CD4 T cells and potential clinical benefit. Enrollment in EMERGE commenced in June 2019 and initially included patients with urothelial cancer. We paused enrollment in, and subsequently closed, the urothelial cancer cohorts following the approval by the United States Food & Drug Administration, or FDA, in December 2019 of an antibody-drug conjugate in the same population of urothelial cancer patients. We are currently enrolling patients in the NSCLC cohorts. Due to the COVID-19 pandemic, we now expect to report EMERGE interim data including preliminary efficacy and biomarker relationships to clinical outcomes in early 2021.
In addition to EMERGE, we are in the planning stages of a randomized Phase 2 clinical trial outside the United States, which we refer to as SELECT. SELECT is designed to evaluate the efficacy of vopratelimab in combination with JTX-4014, our anti-PD-1 antibody, compared to JTX-4014 alone in biomarker-selected, immunotherapy-naive second-line NSCLC patients. We have identified TISvopra, an 18 gene RNA Tumor Inflammation Signature used with a vopratelimab-specific threshold, as a baseline predictive biomarker associated with the on-treatment emergence of ICOS hi CD4 T cells. Despite the modest delay to initiation caused by the COVID-19 pandemic, we continue to expect to report clinical data in 2021.
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
JTX-1811 is the most recent product candidate to emerge from our Translational Science Platform. JTX-1811 is a monoclonal antibody, currently in Investigational New Drug, or IND, enabling studies designed to selectively deplete T regulatory cells in the tumor microenvironment, or TME, by targeting a molecule called CCR8, which is preferentially expressed on intra-tumoral T regulatory cells. The function of T regulatory cells is to suppress an ongoing-immune response, and by depleting these immunosuppressive cells, we aim to foster more productive immune responses within the TME.
In July 2019, we entered into a License Agreement, or the Celgene License Agreement, with Celgene Corporation, or Celgene. Pursuant to the Celgene License Agreement, we granted to Celgene a worldwide and exclusive license to develop, manufacture and commercialize our product candidate JTX-8064. Celgene was subsequently acquired by Bristol-Myers Squibb Company, or BMS. JTX-8064 is an antibody that binds to LILRB2, which is a cell surface receptor expressed on macrophages. JTX-8064 is the first tumor-associated macrophage candidate to emerge from our Translational Science Platform. We believe therapies targeting these innate immune cells may have the potential to benefit patients with tumors that are less likely to respond to existing T cell-focused approaches.

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
Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, developing our Translational Science Platform and conducting research, preclinical studies and clinical trials. We do not have any products approved for sale. We are subject to a number of risks comparable to those of other similar companies, including dependence on key individuals; the need to develop commercially viable products; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of our products. We have funded our operations primarily through proceeds received from private placements of our convertible preferred stock, proceeds received from our initial public offering, or IPO, an upfront payment of $225.0 million received in connection with a Master Research and Collaboration Agreement, or the Celgene Collaboration Agreement, that we entered into with Celgene in July 2016, an upfront payment of $50.0 million received in connection with the Celgene License Agreement and proceeds received from our “at the market” offering program, or the ATM Offering.
Due to our significant research and development expenditures, we have accumulated substantial losses since our inception. As of March 31, 2020, we had an accumulated deficit of $133.6 million. We expect to incur substantial additional losses in the future as we continue to advance our programs.
The spread of COVID-19 during the first quarter of 2020 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. As of May 6, 2020, we have not experienced a significant financial or supply chain impact directly related to the pandemic but have experienced some disruptions to clinical operations, including patient enrollment in our clinical trials. As the pandemic continues to unfold, the extent of its effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time.

Financial Operations Overview
Revenue
For the three months ended March 31, 2020, we did not recognize any license and collaboration revenue. For the three months ended March 31, 2019, we recognized $11.0 million of collaboration revenue under the Celgene Collaboration Agreement. The Celgene Collaboration Agreement was subsequently terminated effective July 22, 2019, at which time all remaining deferred revenue was recognized as we had no further performance obligations.
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

•	addition and retention of key research and development personnel;

•	establishing an appropriate safety profile with IND-enabling toxicology studies;

•	the cost to acquire or make therapies to study in combination with our immunotherapies;

•	successful enrollment in and completion of clinical trials, including the impacts of the COVID-19 pandemic on the timing and progress of our ongoing and planned clinical trials;

•	establishing agreements with third-party contract manufacturing organizations for clinical supply for our clinical trials and commercial manufacturing, if our product candidates are approved;

•	receipt of marketing approvals from applicable regulatory authorities;

•	commercializing products, if and when approved, whether alone or in collaboration with others;

•	the cost to develop companion diagnostics and/or complementary diagnostics as needed for each of our development programs;

•	the costs associated with the development of any additional product candidates we acquire through third-party collaborations or identify through our Translational Science Platform;

•	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our products, if and when approved; and

•	continued acceptable safety profiles of the products following approval.
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
Due to the inherently unpredictable nature of preclinical and clinical development, we do not allocate all of our internal research and development expenses on a program-by-program basis as they primarily relate to personnel and lab consumables costs that are deployed across multiple programs under development. Our research and development expenses also include external costs, which we do track on a program-by-program basis following the program’s nomination as a development candidate. For our combination programs, we do not allocate external costs to each individual program. We began incurring such external costs for vopratelimab in 2015, JTX-4014 in 2016, JTX-8064 in 2017 and JTX-1811 in 2019. We do not expect to incur future external costs for JTX-8064 as a result of our entry into the Celgene License Agreement in July 2019.
Our external research and development and external clinical and regulatory costs for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Vopratelimab	$4,927	$3,943
JTX-4014	504	1,012
Vopratelimab / JTX-4014 combination	1,812	—
JTX-8064	—	1,583
JTX-1811	739	—
Pre-development candidates	347	149
Total external research and development and clinical and regulatory costs	$8,329	$6,687

Research and development activities account for a significant portion of our operating expenses. As we continue to implement our business strategy, we expect our research and development expenses to increase over the next several years. We expect that these expenses will increase as we:

•	continue our Phase 2 EMERGE clinical trial of vopratelimab;

•	initiate additional clinical trials of vopratelimab and JTX-4014, including our Phase 2 SELECT clinical trial;

•	complete our Phase 1 clinical trial of JTX-4014;

•	complete our Phase 1/2 ICONIC clinical trial of vopratelimab;

•	continue our IND-enabling activities for JTX-1811 and advance this product candidate into clinical trials;

•	continue to identify and develop potential predictive biomarkers and companion diagnostics and/or complementary diagnostics for our product candidates; and

•	continue to develop and enhance our Translational Science Platform and advance our pipeline of immunotherapy programs and our early research activities into later stages of development.
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
Other Income, Net
Other income, net, consists primarily of interest and investment income on our cash, cash equivalents and investments. Other income, net also includes gains and losses arising from foreign currency remeasurement.
Results of Operations
Comparison of the Three Months Ended March 31, 2020 and 2019
The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019	$ Change
Revenue:
License and collaboration revenue—related party	$—	$10,981	$(10,981)
Operating expenses:
Research and development	19,646	17,280	2,366
General and administrative	7,539	7,192	347
Total operating expenses	27,185	24,472	2,713
Operating loss	(27,185)	(13,491)	(13,694)
Other income, net	750	1,126	(376)
Loss before provision for income taxes	(26,435)	(12,365)	(14,070)
Provision for income taxes	8	12	(4)
Net loss	$(26,443)	$(12,377)	$(14,066)
License and Collaboration Revenue
We did not recognize any license and collaboration revenue for the three months ended March 31, 2020. License and collaboration revenue for the three months ended March 31, 2019 was solely related to the recognition of the upfront payment we received under the Celgene Collaboration Agreement. The Celgene Collaboration Agreement was subsequently terminated effective July 22,

2019, at which time all remaining deferred revenue was recognized as we had no further performance obligations. Prior to the termination of the Celgene Collaboration Agreement, we were recognizing revenue over time as the services related to each performance obligation were rendered.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019	$ Change
Employee compensation	$7,711	$6,620	$1,091
External research and development	1,468	2,429	(961)
External clinical and regulatory	6,861	4,258	2,603
Lab consumables	1,548	1,597	(49)
Research consulting	120	230	(110)
Facility costs	1,418	1,435	(17)
Other research	520	711	(191)
Total research and development expenses	$19,646	$17,280	$2,366
Research and development expenses increased by $2.4 million from $17.3 million for the three months ended March 31, 2019 to $19.6 million for the three months ended March 31, 2020. The increase in research and development expenses was primarily attributable to the following:

•	$2.6 million of increased external clinical and regulatory costs associated with our EMERGE and SELECT clinical trials; and

•	$1.1 million of increased employee compensation costs primarily arising from increased personnel.
These increases were partially offset by $1.0 million of decreased external research and development costs attributable to JTX-8064 IND-enabling expenses incurred during the three months ended March 31, 2019.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019	$ Change
Employee compensation	$3,996	$3,850	$146
Professional services	1,196	957	239
Facility costs	1,127	1,136	(9)
Other	1,220	1,249	(29)
Total general and administrative expenses	$7,539	$7,192	$347
General and administrative expenses increased by $0.3 million from $7.2 million for the three months ended March 31, 2019 to $7.5 million for the three months ended March 31, 2020. The increase in general and administrative expenses was primarily due to increased professional services fees.
Other Income, net
Other income, net, decreased by $0.4 million from the three months ended March 31, 2019 to the three months ended March 31, 2020. The decrease in other income, net is attributable to decreased interest and investment income on our cash, cash equivalents and investments.

Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations primarily through gross proceeds from private placements of our convertible preferred stock of $139.1 million, net proceeds from our IPO of $106.4 million, a non-refundable upfront payment of $225.0 million received in connection with the Celgene Collaboration Agreement and a non-refundable upfront payment of $50.0 million received in connection with the Celgene License Agreement and net proceeds from our ATM Offering of $5.2 million. As of March 31, 2020, we had cash, cash equivalents and investments of $148.6 million.
In December 2019, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $50.0 million under the ATM Offering. The Sales Agreement provides that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. From the initiation of the ATM Offering through March 31, 2020, we have sold an aggregate of 648,845 shares at an average price of $8.54 per share for net proceeds of $5.2 million after deducting sales commissions and offering expenses.
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
Due to our significant research and development expenditures, we have accumulated substantial losses since inception. We have incurred an accumulated deficit of $133.6 million through March 31, 2020. We expect to incur substantial additional losses in the future as we continue to advance our programs. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments of $148.6 million as of March 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements through the end of 2021. However, we have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our capital resources sooner than we expect. The timing and amount of our operating expenditures will depend largely on:

•	the timing and progress of preclinical and clinical development activities, including the impacts of the COVID-19 pandemic on the timing and progress of our ongoing and planned clinical trials;

•	the cost to access, acquire or develop therapies to study in combination with our immunotherapies;

•	successful enrollment in and completion of clinical trials;

•	the cost to develop companion diagnostics and/or complementary diagnostics as needed for each of our development programs;

•	our ability to establish agreements with third-party manufacturers for clinical supply for our clinical trials and, if any of our product candidates are approved, commercial manufacturing;

•	the costs associated with the development of any additional product candidates we acquire through acquisition or third-party collaborations or identify through our Translational Science Platform;

•	our ability to maintain our current research and development programs and enhancement of our Translational Science Platform;

•	addition and retention of key research and development personnel;

•	our efforts to enhance operational, financial and information management systems, and hire additional personnel, including personnel to support development of our product candidates;

•	the legal patent costs involved in prosecuting patent applications and enforcing patent claims and other intellectual property claims;

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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings, collaborations, licensing arrangements and strategic alliances. We currently do not have a credit facility or committed sources of capital. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all. In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(23,546)	$(23,183)
Investing activities	43,744	15,380
Financing activities	1,552	69
Net increase (decrease) in cash, cash equivalents and restricted cash	$21,750	$(7,734)
Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2020 was $23.5 million, compared to net cash used in operating activities of $23.2 million for the three months ended March 31, 2019. This increase of $0.4 million was primarily due to an increase operating expenses.
Cash Provided by Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2020 was $43.7 million, compared to net cash provided by investing activities of $15.4 million for the three months ended March 31, 2019. Cash provided by investing activities increased by $28.4 million primarily due to decreased purchases of investments, partially offset by decreased maturities of investments, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Proceeds received from maturities of investments were either re-invested or used to fund operations.

Cash Provided by Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2020 was $1.6 million, compared to net cash provided by financing activities of $0.1 million for the three months ended March 31, 2019. Cash provided by financing activities increased by $1.5 million primarily due to proceeds received from our ATM Offering during the three months ended March 31, 2020.
Off-Balance Sheet Arrangements
We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates which include, but are not limited to, accrued expenses, stock-based compensation expense and income taxes. We base our estimates on historical experience and other market specific or other relevant assumptions we believe to be reasonable under the circumstances. Actual results could differ from those estimates.
There were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 27, 2020.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, or the Exchange Act, and are not required to provide the information under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Risks Related to Product Development and Regulatory Process
The outbreak of the novel strain of coronavirus, COVID-19, is adversely affecting, and is expected to continue to adversely affect, our business, including our clinical trials and preclinical studies.
In December 2019, a novel strain of coronavirus, COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States, and was declared a pandemic by the World Health Organization in March 2020. In response to the spread of COVID-19, we have closed our headquarters to non-essential personnel with our administrative employees continuing their work outside of our office, restricted on-site staff to only those required to execute their job responsibilities and limited the number of staff in any given research and development laboratory. We believe the COVID-19 pandemic has had, and will continue to have, an impact on our clinical trials. The pace of enrollment of the Phase 2 EMERGE trial and the initiation of the Phase 2 SELECT trial have been modestly affected by COVID-19. As a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, clinical trials and preclinical studies, including:

•	additional delays or difficulties in enrolling patients in our clinical trials;

•	additional delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•	delays or difficulties in developing diagnostics or conducting biomarker analysis by third-party vendors who support our clinical trials;

•
diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•
interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial patient visits and study procedures that are deemed non-essential, which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the U.S. Food and Drug Administration or comparable foreign regulatory authorities, which may impact clinical trial timelines or approval timelines;

•
interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

•	interruption of or delays in the performance of contractual duties by third parties on whom we rely to conduct our clinical trials;

•
limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people or changes to governmental orders related to essential services;

•	increased reliance on personnel working from home may negatively impact productivity; and

•	difficulties raising capital on favorable terms when needed.
The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may further impact our business, clinical trials and preclinical studies will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the

United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
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
We are early in our development efforts: vopratelimab and JTX-4014 are our clinical-stage product candidates, and JTX-1811 and other future product candidates are in preclinical or earlier stages of development. We have invested substantially all of our efforts and financial resources in the identification of targets and early stage, preclinical and clinical development of monoclonal antibodies, including the development of vopratelimab, JTX-4014 and JTX-1811.
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
We may experience delays in completing our preclinical studies and initiating or completing clinical trials, and we may experience numerous unforeseen events during, or as a result of, any potential future clinical trials that could delay or prevent our ability to receive marketing approval of our current and future product candidates, including:

•
interruption of key clinical trial activities as a result of the COVID-19 pandemic, such as developing diagnostics, conducting biomarker analysis, clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures that are deemed non-essential, which may impact the integrity of subject data and clinical study endpoints;

•	patients may be affected by COVID-19 and the virus could impact pharmacodynamic biomarkers studied in our clinical trials and the interpretation of related data;

•	regulators, institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs;

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
If we encounter difficulties enrolling or retaining patients in our clinical trials, our clinical development activities could be delayed or otherwise be adversely affected.
The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll and retain a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment and retention in our clinical trials for a variety of reasons. For example, due to COVID-19, we have experienced, and expect to continue to experience, enrollment at a slower pace at certain of our clinical trial sites in EMERGE than initially expected. The enrollment and retention of patients depends on many factors, including:

•	the patient eligibility criteria defined in the protocol;

•	the development of diagnostics and/or biomarker analysis by third parties;

•	our ability to identify and enroll sufficient number of patients with a predictive biomarker;

•	the size of the population that we must screen to identify a sufficient number of patients with a predictive biomarker;

•	the size of the patient population required for analysis of the trial’s primary endpoints;

•	the proximity of patients to study sites;

•	the design of the trial;

•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•	clinicians’ and patients’ perceptions of the potential advantages of the product candidate being studied in relation to other available therapies;

•	our ability to obtain and maintain patient consents for participation in our clinical trials and, where appropriate, biopsies for future patient enrichment efforts;

•
the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they are late-stage cancer patients, will not survive the full terms of the clinical trials;

•
the ability of our clinical trial sites to continue key activities, such as clinical trial site data monitoring and patient visits, due to limitations on travel imposed or recommended by federal or state governments, employers and others as a result of the COVID-19 pandemic; and

•	the risk that patients may be affected by COVID-19 or measures taken in response to the COVID-19 pandemic and are unable to travel to our clinical trial sites.
In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our current and future product candidates. Specifically, there are numerous trials ongoing or in development targeting PD-1/PD-L1 experienced patients with non-small cell lung cancer, which is the same patient population we seek to enroll in EMERGE, including GlaxoSmithKline plc’s Phase 3 trial of its ICOS agonist and docetaxel in combination and other Phase 3 trials. This competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites. Moreover, because our current and future product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our ongoing or any future clinical trial.
Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our current and future product candidates.
We may not be able to conduct clinical trials in some jurisdictions outside of the United States.
Our ability to successfully initiate, enroll and complete a clinical trial in any country outside of the United States is subject to numerous additional risks unique to conducting business in jurisdictions outside the United States, including:

•	difficulty in establishing or managing relationships with qualified CROs, physicians and clinical trial sites;

•	different local standards for the conduct of clinical trials;

•	difficulty in complying with various and complex import laws and regulations when shipping drug to certain countries; and

•	the potential burden of complying with a variety of laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatments.
Data obtained from trials conducted in the United States may not be accepted by regulatory authorities outside of the United States. Also, certain jurisdictions require data from trials conducted in their country in order to obtain approval in that country.
If we have difficulty conducting our clinical trials in jurisdictions outside the United States as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which could have a material adverse effect on our business.
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
At any time and for any reason, we may determine that one or more of our discovery programs, preclinical programs or product candidates does not have sufficient potential to warrant the allocation of resources toward such program or product candidate. Furthermore, because we have limited financial and personnel resources, we have placed significant focus on the development of our product candidates vopratelimab and JTX-4014. Accordingly, we may choose not to develop a product candidate or elect to suspend or terminate one or more of our discovery or preclinical programs. If we suspend or terminate a program or product candidate in which we have invested significant resources, we will have expended resources on a program or product candidate that will not provide a full return on our investment and we may have missed an opportunity to have allocated those resources to potentially more productive uses, including existing or future programs or product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to future product candidates through collaboration, licensing or other royalty arrangements.

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
If clinical investigators or CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain are compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such clinical investigators or CROs are associated with may be extended, delayed or terminated. For example, in EMERGE, due to a site error, we are enrolling additional patients to achieve the number of patients required for our statistical analysis. If our clinical trials are extended, delayed or terminated, we believe that our financial results and the commercial prospects for our current and future product candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.
Furthermore, if clinical investigators or CROs experience adverse impacts from the COVID-19 pandemic, including staffing shortages, travel restrictions, prioritization of healthcare resources toward pandemic efforts, our clinical development efforts and plans for data disclosures may be delayed.
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
If any of our third-party manufacturing and supply partners experience adverse impacts from the COVID-19 pandemic, including staffing shortages, production slowdowns or disruptions in delivery systems, the development of diagnostics for our clinical trials or our supply chain may be disrupted. These impacts may limit our ability to conduct our clinical trials, continue our research and development operations, and manufacture our product candidates for our clinical trials.
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
The process of manufacturing our current or future product candidates is complex, highly regulated and subject to several risks, including:

•
We do not have the capability internally to manufacture drug products or drug substances for clinical use. We use third-party manufacturers for manufacturing vopratelimab and JTX-4014 for our ongoing and anticipated clinical trials. Any changes in our manufacturing processes as a result of scaling-up may require additional approvals or may delay the development and marketing approval of our current and future product candidates and ultimately affect our success.

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
For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the Tax Act, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. In a May 2018 report, the Congressional Budget Office estimated that, the number of uninsured will increase by 6 million in 2028 as compared to 2018, in part due to the elimination of the individual mandate, and that premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA.
Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump administration has represented to the US Court of Appeals for the Fifth Circuit considering this judgment that it does not oppose the lower court’s ruling. To that end, on May 1, 2019, the Justice Department filed a brief asking the Court to strike down the entirety of the ACA. Thereafter, on July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the Trump administration argued in support of upholding the lower court decision. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional, and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
While we recognized net income of $56.8 million for the year ended December 31, 2019 as a result of revenue recognized under our agreements with Celgene, we incurred a net loss of $26.4 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $133.6 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, our current and future product candidates.
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
Our operations have consumed substantial amounts of cash since inception. As of March 31, 2020, our cash, cash equivalents and investments were $148.6 million. We expect to continue to spend substantial amounts to continue the clinical development of vopratelimab and JTX-4014 and preclinical and clinical development of JTX-1811 and future product candidates. If we are able to gain marketing approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize those product candidates to the extent that such launch and commercialization are not the responsibility of a collaborator or a licensee. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and future product candidates. Our future capital requirements depend on many factors, including:

•
the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials, including the impacts of the COVID-19 pandemic on the timing and progress of our ongoing and planned clinical trials;

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
Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments of $148.6 million as of March 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements through the end of 2021.
If we are unable to obtain adequate financing on favorable terms when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials or research and development programs or our commercialization efforts. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.
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
Our Cambridge, Massachusetts headquarters is located in a region that is home to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel is intense and the turnover rate can be high, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We expect that we will need to recruit talent from outside of our region and doing so may be costly and difficult.
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
As of March 31, 2020, we had 131 full-time employees, including 102 employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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
We, our CROs and other third parties rely significantly upon information technology systems, and despite the implementation of security measures, our internal information technology systems are vulnerable to damage from computer viruses and unauthorized access. While we have not to our knowledge experienced any such material system failure or security breach to date, if such an event were to occur, it could result in a material disruption of our business operations. We, our CROs, contractors and other third parties rely on information technology networks and systems to process, personal identifying information and payroll data, including operational and financial transactions and records. In particular, we rely on third parties for many aspects of our business, including manufacturing product candidates and conducting clinical trials. The secure maintenance of this information is critical to our business and reputation. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past few years, cyber-attacks have become more prevalent and much harder to detect and defend against. Additionally, our increased reliance on personnel working from home could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with regulators, CROs, clinical trial sites or third-party manufacturing and supply partners.
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

We, or the third parties upon whom we depend, may be adversely affected by unforeseen or catastrophic events, including the emergence of a pandemic or other natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
The COVID-19 pandemic has had adverse effects on our business, including delays in the pace of enrollment of the Phase 2 EMERGE trial and the initiation of the Phase 2 SELECT trial, and may have further adverse effects, the extent or nature of which we are not able to predict at this time. In addition, other unforeseen or catastrophic events could severely disrupt our operations and have a material adverse effect on our business. If a natural disaster, power outage or other event occurred that damaged critical infrastructure, such as our headquarters or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business.
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
In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms.

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
As of March 31, 2020, our executive officers and directors, combined with our stockholders who owned more than five percent of our outstanding common stock, and their affiliates, beneficially owned approximately 53 percent of our outstanding common stock. As a result, these stockholders, if they act together, could be able to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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
There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities. As described below in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards that may significantly impact our ability to utilize our NOLs to offset taxable income in the future. In addition, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.
Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.
Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the Tax Act, which significantly reformed the IRC. The Tax Act, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for NOLs arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such NOLs may be carried forward indefinitely), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.
As part of Congress’s response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the CARES Act was enacted on March 27, 2020. Both contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of NOLs, which was enacted as part of the Tax Act. It also provides that NOLs arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30 to 50% of adjusted taxable income.

Regulatory guidance under the Tax Act, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also likely that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the FFCR Act or the CARES Act.
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

•	any delays in regulatory review or approval of any of our current or future product candidates;

•	the level of demand for our current and future product candidates, if approved, which may fluctuate significantly and be difficult to predict;

•	our ability to commercialize our current and future product candidates, if approved;

•	the success of our exclusive license to Celgene and our ability to establish and maintain other collaborations, licensing or other arrangements;

•	our ability to adequately support future growth;

•	potential unforeseen business disruptions that increase our costs or expenses;

•	future accounting pronouncements or changes in our accounting policies;

•	the impact of the COVID-19 pandemic, including precautions to mitigate the spread of COVID-19; and

•	the changing and volatile global economic environment.
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
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements

*	Filed herewith
+	Furnished herewith
#	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOUNCE THERAPEUTICS, INC.

Date: May 6, 2020	By:	/s/ Kim C. Drapkin
Kim C. Drapkin
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)