Form 10-Q
period 2020-06-30
Jounce Therapeutics, Inc.
filed 2020-08-07
CIK 1640455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________.

Commission File Number 001-37998
________________________________________________________________________________________________________
JOUNCE THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)
________________________________________________________________________________________________________

Delaware		45-4870634
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

780 Memorial Drive
Cambridge,	Massachusetts	02139
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (857) 259-3840

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	JNCE	The Nasdaq Stock Market LLC
        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

        Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

        As of July 31, 2020, there were 34,067,918 shares of common stock, $0.001 par value per share, outstanding.

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
The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “target,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:
•the timing, progress, and results of preclinical studies and clinical trials for our current and future product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
•our plans and expectations in light of the COVID-19 pandemic and its impacts on global healthcare systems;
•the timing, scope, or likelihood of regulatory filings and approvals, including, as applicable, timing of our investigational new drug application for, biologics license application filing for, and final Food and Drug Administration approval of our current and future product candidates;
•our ability to use our Translational Science Platform to identify targets for future product candidates and to match immunotherapies to select patient subsets;
•our ability to identify, develop and advance future product candidates into, and successfully complete, clinical studies;
•our ability to develop combination therapies, whether on our own or in collaboration with third parties, for our current and future product candidates;
•our expectations regarding the size of the patient populations for our product candidates, if approved for commercial use, and any product candidates we may develop;
•our commercialization and marketing capabilities and strategy;
•the pricing and reimbursement of our current and future product candidates, if approved;
•the implementation of our business model and our strategic plans for our business, our current and future product candidates, and our technology;
•our ability to develop and commercialize a companion diagnostic or complementary diagnostic for our current and future product candidates;
•the rate and degree of market acceptance and clinical utility of our current and future product candidates;
•our ability to establish or maintain future collaborations or strategic relationships or obtain additional funding;
•our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our current and future product candidates, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
•our competitive position, and developments and projections relating to our competitors and our industry;
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
•the impact of laws and regulations.
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
This Quarterly Report on Form 10-Q may include industry and market data, which we may obtain from our own internal estimates and research, as well as from industry and general publications and research, surveys, and studies conducted by third parties. Industry publications, studies, and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.
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

Item 1. Financial Statements

Jounce Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except par value amounts)

d

	June 30,	December 31,
	2020	2019
Assets:
Current assets:
Cash and cash equivalents	$74,463	$53,241
Short-term investments	52,742	115,602
Prepaid expenses and other current assets	4,106	4,854
Total current assets	131,311	173,697
Property and equipment, net	8,898	10,672
Long-term investments	—	1,601
Operating lease right-of-use asset	16,264	17,615
Other non-current assets	2,428	2,297
Total assets	$158,901	$205,882
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$3,034	$2,460
Accrued expenses	10,167	8,907
Operating lease liability, current	3,082	2,901
Other current liabilities	53	132
Total current liabilities	16,336	14,400
Operating lease liability, net of current portion	15,296	16,889
Total liabilities	31,632	31,289
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000 shares authorized at June 30, 2020 and December 31, 2019; no shares issued or outstanding at June 30, 2020 or December 31, 2019	—	—
Common stock, $0.001 par value: 160,000 shares authorized at June 30, 2020 and December 31, 2019; 34,065 and 33,738 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	34	34
Additional paid-in capital	288,672	281,664
Accumulated other comprehensive income	133	54
Accumulated deficit	(161,570)	(107,159)
Total stockholders’ equity	127,269	174,593
Total liabilities and stockholders’ equity	$158,901	$205,882
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
License and collaboration revenue—related party	$—	$17,446	$—	$28,427
Operating expenses:
Research and development	21,023	18,130	40,669	35,410
General and administrative	7,226	7,323	14,765	14,515
Total operating expenses	28,249	25,453	55,434	49,925
Operating loss	(28,249)	(8,007)	(55,434)	(21,498)
Other income, net	285	1,026	1,035	2,152
Loss before provision for income taxes	(27,964)	(6,981)	(54,399)	(19,346)
Provision for income taxes	4	12	12	24
Net loss	$(27,968)	$(6,993)	$(54,411)	$(19,370)
Net loss per share, basic and diluted	$(0.82)	$(0.21)	$(1.60)	$(0.59)
Weighted-average common shares outstanding, basic and diluted	34,053	32,973	34,041	32,966
Comprehensive loss:
Net loss	$(27,968)	$(6,993)	$(54,411)	$(19,370)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(11)	84	79	213
Comprehensive loss	$(27,979)	$(6,909)	$(54,332)	$(19,157)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	33,738	$34	$281,664	$54	$(107,159)	$174,593
Issuance of common stock from at the market offering, net of issuance costs	201	—	1,648	—	—	1,648
Exercises of common stock options	9	—	38	—	—	38
Vesting of restricted stock units	101	—	—	—	—	—
Stock-based compensation expense	—	—	2,618	—	—	2,618
Other comprehensive income	—	—	—	90	—	90
Net loss	—	—	—	—	(26,443)	(26,443)
Balance at March 31, 2020	34,049	34	285,968	144	(133,602)	152,544
Exercises of common stock options	16	—	61	—	—	61
Stock-based compensation expense	—	—	2,643	—	—	2,643
Other comprehensive loss	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(27,968)	(27,968)
Balance at June 30, 2020	34,065	$34	$288,672	$133	$(161,570)	$127,269

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	32,941	$33	$268,081	$(78)	$(163,907)	$104,129
Exercise of common stock options	24	—	69	—	—	69
Vesting of restricted stock awards	2	—	7	—	—	7
Stock-based compensation expense	—	—	2,542	—	—	2,542
Other comprehensive income	—	—	—	129	—	129
Cumulative effect adjustment upon adoption of ASC 842	—	—	—	—	(75)	(75)
Net loss	—	—	—	—	(12,377)	(12,377)
Balance at March 31, 2019	32,967	33	270,699	51	(176,359)	94,424
Exercises of common stock options	9	—	29	—	—	29
Vesting of restricted stock awards	2	—	7	—	—	7
Stock-based compensation expense	—	—	2,513	—	—	2,513
Other comprehensive income	—	—	—	84	—	84
Net loss	—	—	—	—	(6,993)	(6,993)
Balance at June 30, 2019	32,978	$33	$273,248	$135	$(183,352)	$90,064
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(54,411)	$(19,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,261	5,055
Depreciation expense	1,795	1,923
Net amortization of premiums and discounts on investments	(95)	(883)
Other non-cash items	(4)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	745	(1,849)
Other non-current assets	(128)	(628)
Accounts payable	741	(645)
Accrued expenses and other current liabilities	1,181	335
Deferred revenue—related party	—	(28,427)
Other liabilities	(61)	13
Net cash used in operating activities	(44,976)	(44,476)
Investing activities:
Purchases of investments	(30,752)	(89,480)
Proceeds from maturities of investments	95,387	124,508
Purchases of property and equipment	(50)	(562)
Net cash provided by investing activities	64,585	34,466
Financing activities:
Proceeds from at the market offering, net of issuance costs	1,514	—
Proceeds from exercise of stock options	99	98
Net cash provided by financing activities	1,613	98
Net increase (decrease) in cash, cash equivalents and restricted cash	21,222	(9,912)
Cash, cash equivalents and restricted cash, beginning of period	54,511	49,176
Cash, cash equivalents and restricted cash, end of period	$75,733	$39,264
Supplemental cash flow information:
Cash paid for lease liabilities	$2,190	$2,130
Cash paid for income taxes	$45	$101

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
As of June 30, 2020, the Company had cash, cash equivalents and investments of $127.2 million. The Company expects that its existing cash, cash equivalents and investments will enable it to fund its expected operating expenses and capital expenditure requirements for at least 12 months from August 7, 2020, the filing date of this Quarterly Report on Form 10-Q. The Company expects to finance its future cash needs through a combination of equity or debt financings, collaborations, licensing arrangements and strategic alliances.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of June 30, 2020 and December 31, 2019, and for the three and six months ended June 30, 2020 and 2019, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020 (the “Annual Report on Form 10-K”).
The information presented in the condensed consolidated financial statements and related notes as of June 30, 2020, and for the three and six months ended June 30, 2020 and 2019, is unaudited. The December 31, 2019 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
Interim results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Jounce Therapeutics, Inc. and its wholly-owned subsidiary, Jounce Mass Securities, Inc. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2020.
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

Recent Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and it establishes additional disclosure requirements related to credit risks. For available-for-sale debt securities with expected credit losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This guidance was originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption was permitted. In November 2019, the FASB subsequently issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which deferred the effective date of this standard for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is still permitted. Accordingly, the Company will now adopt this standard effective January 1, 2023, and it is currently evaluating the potential impact that ASU 2016-13 may have on the consolidated financial statements.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities when investment ownership changes. In addition, ASU 2019-12 simplifies the accounting for the interim period effects of changes in tax laws or rates and transactions that result in a step-up in the tax basis of goodwill. While this guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, early adoption is permitted. The Company elected to early adopt ASU 2019-12 effective January 1, 2020. Due to the adoption of this guidance, the Company did not record an intraperiod tax allocation to other comprehensive income for the three and six months ended June 30, 2020. In accordance with ASU 2019-12, the Company has applied the new provisions related to the intraperiod tax allocation on a prospective basis.

3.     Celgene Agreements
Celgene License Agreement
On July 22, 2019, the Company entered into a License Agreement (the “Celgene License Agreement”) with Celgene Corporation (“Celgene”). Pursuant to the Celgene License Agreement, the Company granted to Celgene a worldwide and exclusive license to develop, manufacture and commercialize JTX-8064 and certain derivatives thereof (an “Initial Licensed Compound”), as well as any antibody (other than the Initial Licensed Compound) or other biologic controlled by the Company as of July 22, 2019 that is specifically directed to the LILRB2 receptor (the “Licensed Compounds”), and Celgene paid the Company a one-time, non-refundable upfront payment of $50.0 million.
As of November 2019, Celgene became a Bristol Myers Squibb company. As part of its Celgene integration process, Bristol Myers Squibb is streamlining its pipeline and addressing areas of overlap. As a result, Celgene provided the Company with a notice of termination and the Celgene License Agreement was terminated effective June 3, 2020 (the “Celgene License Agreement Termination Date”). As of the Celgene License Agreement Termination Date, the Company has sole worldwide rights to JTX-8064, and all of the Company’s intellectual property rights pertaining to JTX-8064 and licensed to Celgene were reacquired by the Company. No party has any further financial or service obligations to one another beyond transition costs and efforts.
Accounting Analysis
Identification of the Contract(s)
The Company assessed the Celgene License Agreement and concluded that it represents a contract with a customer within the scope of ASC 606.
Identification of Promises and Performance Obligations
The Company determined that the Celgene License Agreement contained the following promises: (i) delivery of a worldwide and exclusive license to develop, manufacture and commercialize an Initial Licensed Compound and the Licensed Compounds (the “JTX-8064 License”) and (ii) provision of certain transition activities, specifically outlined within the Celgene License Agreement, related to the delivery of the JTX-8064 License (the “Transition Activities”).
The Company also evaluated certain other optional activities outlined within the Celgene License Agreement and concluded that none conveyed a material right to Celgene. Accordingly, these options were not considered to be promises within the Celgene License Agreement.
The Company assessed the above promises and concluded that the JTX-8064 License was both capable of being distinct and distinct within the context of the Celgene License Agreement. The Company also assessed its promise to perform the Transition Activities and concluded that it was both quantitatively and qualitatively immaterial in the context of the Celgene License Agreement. Accordingly, the Company did not assess the Transition Activities as a performance obligation. Based upon this evaluation, the Company concluded that its promise to deliver the JTX-8064 License represented the sole performance obligation in the Celgene License Agreement.
Determination of Transaction Price
As noted above, the Company received a non-refundable upfront payment of $50.0 million upon the execution of the Celgene License Agreement. This upfront payment represented an element of fixed consideration under the Celgene License Agreement.
The Company also evaluated as possible variable consideration clinical, regulatory and sales milestone payments and royalties that the Company was eligible to receive under the Celgene License Agreement. With respect to clinical and regulatory milestones, based upon the high degree of uncertainty and risk associated with these potential payments, the Company concluded that all such amounts should be fully constrained as it was not probable that a significant reversal in the amount of cumulative revenue recognized would not occur. As for royalties and sales milestones, the Company determined that the royalties and milestones related solely to the JTX-8064 License, which is a license of intellectual property (“IP”). Accordingly, the Company did not include any potential royalty or sales milestone amounts in the initial transaction price, and the Company determined it would not recognize revenue related to these royalties and sales milestones until the associated sales occurred and relevant thresholds were met.
Based upon the above considerations, the Company concluded that the initial transaction price associated with the Celgene License Agreement consisted solely of the upfront payment of $50.0 million.

Allocation of Transaction Price to Performance Obligations
As the Company’s promise to deliver the JTX-8064 License represented the sole performance obligation in the Celgene License Agreement, the entirety of the $50.0 million transaction price was allocated to this performance obligation.
Recognition of Revenue
The Company determined that the JTX-8064 License was a functional license as the underlying IP had significant standalone functionality. In addition, the Company determined that the JTX-8064 License represented a right to use certain of the Company’s IP as it existed at a point in time. Finally, the Company determined that July 22, 2019 represented (i) the date at which the Company made available the IP to Celgene and (ii) the beginning of the period during which Celgene was able to use and benefit from its right to use the IP. Based upon these considerations, the Company recognized $50.0 million of license revenue during the three months ended September 30, 2019. As the upfront payment was non-refundable, the subsequent termination of the Celgene License Agreement had no impact on this revenue recognition. Up through the Celgene License Agreement Termination Date, the Company did not receive any milestone or royalty payments.
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
For the six months ended June 30, 2019, the Company recognized collaboration revenue of $17.4 million under the Celgene Collaboration Agreement related to the $225.0 million upfront payment received in 2016. Following the termination of the Celgene Collaboration Agreement, which was effective July 22, 2019, the Company had no further performance obligations. Accordingly, all remaining deferred revenue related to the Celgene Collaboration Agreement was recognized during the three months ended September 30, 2019. Up through the termination of the Celgene Collaboration Agreement, the Company did not receive any option exercise, research term extension, milestone or royalty payments.
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
Assets measured at fair value on a recurring basis as of June 30, 2020 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$74,463	$74,463	$—	$—
Investments:
Corporate debt securities	31,843	—	31,843	—
U.S. Treasuries	15,857	15,857	—	—
Government agency securities	5,042	—	5,042	—
Totals	$127,205	$90,320	$36,885	$—

Assets measured at fair value on a recurring basis as of December 31, 2019 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$50,242	$50,242	$—	$—
Investments:
Corporate debt securities	48,300	—	48,300	—
U.S. Treasuries	59,082	59,082	—	—
Government agency securities	12,820	—	12,820	—
Totals	$170,444	$109,324	$61,120	$—
There were no changes in valuation techniques during the six months ended June 30, 2020 or during the year ended December 31, 2019. There were no liabilities measured at fair value on a recurring basis as of June 30, 2020 or December 31, 2019.
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
Cash equivalents and short-term investments as of June 30, 2020 were comprised as follows (in thousands):

	June 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$74,463	$—	$—	$74,463
Corporate debt securities	31,797	47	(1)	31,843
U.S. Treasuries	15,799	58	—	15,857
Government agency securities	5,013	29	—	5,042
Total cash equivalents and short-term investments	$127,072	$134	$(1)	$127,205
Cash equivalents, short-term investments and long-term investments as of December 31, 2019 were comprised as follows (in thousands):

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$50,242	$—	$—	$50,242
Corporate debt securities	46,695	8	(4)	46,699
U.S. Treasuries	59,058	26	(2)	59,082
Government agency securities	12,796	24	—	12,820
Total cash equivalents and short-term investments	168,791	58	(6)	168,843
Long-term investments:
Corporate debt securities	1,599	2	—	1,601
Total long-term investments	1,599	2	—	1,601
Total cash equivalents and investments	$170,390	$60	$(6)	$170,444

As of June 30, 2020 and December 31, 2019, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $3.1 million and $28.3 million, respectively. There were no securities that were in an unrealized loss position for more than twelve months as of either June 30, 2020 or December 31, 2019. As of June 30, 2020, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of June 30, 2020.
There were immaterial realized gains on available-for-sale securities during the three and six months ended June 30, 2020. There were no realized gains or losses on available-for-sale securities during the three or six months ended June 30, 2019.
6.     Restricted Cash
As of both June 30, 2020 and December 31, 2019, the Company maintained non-current restricted cash of $1.3 million. This amount is included within “Other non-current assets” in the accompanying condensed consolidated balance sheets and is comprised solely of a letter of credit required pursuant to the lease for the Company’s corporate headquarters.
The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$53,241	$74,463	$47,906	$37,994
Restricted cash	1,270	1,270	1,270	1,270
Cash, cash equivalents and restricted cash	$54,511	$75,733	$49,176	$39,264
7.     Accrued Expenses
Accrued expenses as of June 30, 2020 and December 31, 2019 were comprised as follows (in thousands):

	June 30,	December 31,
	2020	2019
External research and development and professional services	$5,906	$3,639
Employee compensation and benefits	4,055	5,147
Lab consumables and other	206	121
Total accrued expenses	$10,167	$8,907
8.   Common Stock and Preferred Stock
Common Stock
The Company is authorized to issue 160,000,000 shares of common stock. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the board of directors.
On December 17, 2019, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at the market” offering program (the “ATM Offering”). The Sales Agreement provides that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. From the initiation of the ATM Offering through June 30, 2020, the Company has sold an aggregate of 648,845 shares at an average price of $8.54 per share for net proceeds of $5.2 million after deducting sales commissions and offering expenses.
Preferred Stock
The Company is authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of June 30, 2020, no shares of preferred stock were issued or outstanding.

Shares Reserved for Future Issuance
As of June 30, 2020 and December 31, 2019, the Company had reserved for future issuance the following number of shares of common stock (in thousands):

	June 30,	December 31,
	2020	2019
Shares reserved for vesting of restricted stock units	752	460
Shares reserved for exercises of outstanding stock options	6,751	5,735
Shares reserved for future issuance under the 2017 Stock Option and Incentive Plan	1,204	1,288
Total shares reserved for future issuance	8,707	7,483
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
As of June 30, 2020, there were 1,204,341 shares available for future issuance under the 2017 Plan.
2017 Employee Stock Purchase Plan
In January 2017, the board of directors adopted and the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). The Company initially reserved 302,000 shares of common stock for future issuance under the 2017 ESPP. The 2017 ESPP also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 ESPP on January 1, 2018 and each January 1st thereafter through January 1, 2027. The number of shares added each year will be equal to the lesser of (i) 1% of the outstanding shares on the immediately preceding December 31st, (ii) 603,000 shares or (iii) such amount as determined by the compensation committee of the board of directors. Effective January 1, 2018, 2019 and 2020, 322,652, 329,483 and 337,381 additional shares, respectively, were automatically added to the shares authorized for issuance under the 2017 ESPP. No offering periods under the 2017 ESPP had been initiated as of June 30, 2020.

Stock-based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$1,196	$1,097	$2,377	$2,194
General and administrative	1,447	1,416	2,884	2,861
Total stock-based compensation expense	$2,643	$2,513	$5,261	$5,055
RSU Activity
The Company has also granted RSUs to its employees under the 2017 Plan. The following table summarizes RSU activity for the six months ended June 30, 2020 (in thousands, except per share amounts):

	RSUs	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2019	460	$5.61
Issued	408	$6.55
Vested	(101)	$4.40
Cancelled	(15)	$6.70
Unvested as of June 30, 2020	752	$6.26
No RSUs vested during the three months ended June 30, 2020. The aggregate fair value of RSUs that vested during the six months ended June 30, 2020, based upon the fair values of the stock underlying the RSUs on the day of vesting, was $0.8 million. No RSUs vested during the three or six months ended June 30, 2019.
As of June 30, 2020, there was unrecognized stock-based compensation expense related to unvested RSUs of $3.0 million, which the Company expects to recognize over a weighted-average period of approximately 1.8 years.
Stock Option Activity
The fair value of stock options granted during the three and six months ended June 30, 2020 and 2019 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Risk-free interest rate	0.4%	2.1%	1.3%	2.5%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	5.6	5.7	6.0	6.0
Expected volatility	75.4%	70.0%	72.0%	69.2%
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended June 30, 2020 and 2019 was $4.15 per share and $3.30 per share, respectively. The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2020 and 2019 was $4.22 per share and $2.88 per share, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2020 (in thousands, except per share amounts):

	Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	5,735	$8.76	7.2	$18,959
Granted	1,133	$6.65
Exercised	(25)	$4.01
Cancelled	(92)	$9.92
Outstanding at June 30, 2020	6,751	$8.41	7.2	$12,969
Exercisable at June 30, 2020	4,124	$7.89	6.1	$10,253
The aggregate intrinsic value of stock options exercised during each of the three months ended June 30, 2020 and 2019 was less than $0.1 million. The aggregate intrinsic value of stock options exercised during each of the six months ended June 30, 2020 and 2019 was also less than $0.1 million.
As of June 30, 2020, there was unrecognized stock-based compensation expense related to unvested stock options of $13.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.4 years.
10.   Related-party Transactions
In July 2019, the Company entered into the Celgene License Agreement under which it received a non-refundable upfront payment of $50.0 million from Celgene. In July 2016, the Company entered into the Celgene Collaboration Agreement and a Series B-1 Preferred Stock Purchase Agreement with Celgene. Under the Celgene Collaboration Agreement, the Company received a non-refundable upfront payment of $225.0 million. Under the Series B-1 Preferred Stock Purchase Agreement, Celgene purchased 10,448,100 shares of Series B-1 convertible preferred stock for $36.1 million. These shares of Series B-1 convertible preferred stock converted into 2,831,463 shares of common stock upon the completion of the IPO. In addition, an affiliate of Celgene purchased 625,000 shares of the Company’s common stock in the IPO at the public offering price of $16.00 per share for a total of $10.0 million. As of June 30, 2020 and December 31, 2019, the Company had recorded less than $0.1 million and $0.7 million, respectively, of reimbursable expenses due from Celgene within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
See Note 3, “Celgene Agreements”, for further information about the Company’s agreements with Celgene.
11.   Net Loss per Share
For purposes of the diluted net loss per share calculation, outstanding stock options, unvested RSAs and unvested RSUs are considered to be potentially dilutive securities, however the following weighted-average amounts were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Outstanding stock options	6,670	5,791	6,504	5,654
Unvested RSAs	—	4	—	5
Unvested RSUs	754	679	689	635
Total	7,424	6,474	7,193	6,294

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
Overview
We are a clinical-stage immunotherapy company dedicated to transforming the treatment of cancer by developing therapies that enable the immune system to attack tumors and provide long-lasting benefits to patients. We have developed a suite of integrated technologies that comprise our Translational Science Platform, enabling us to comprehensively interrogate the cellular and molecular composition of tumors. By focusing on specific cell types, both immune and non-immune, within tumors, we can prioritize targets and then identify related biomarkers designed to match the right therapy to the right patient. We currently have four development-stage product candidates.
Our most advanced product candidate, vopratelimab, is a clinical-stage monoclonal antibody that binds to and activates the Inducible T cell CO-Stimulator, or ICOS, a protein on the surface of certain T cells commonly found in many solid tumors. We are currently conducting a Phase 2 clinical trial, which we refer to as EMERGE, of vopratelimab in combination with an anti-CTLA-4 antibody, ipilimumab, in PD-1/PD-L1 inhibitor experienced patients with non-small cell lung cancer, or NSCLC. EMERGE is the first of our Phase 2 clinical trials designed based on the relationship between the ICOS hi CD4 T cells and potential clinical benefit. Enrollment in EMERGE commenced in June 2019, and in July 2020, we completed the enrollment to support an interim analysis. We are on track to complete the analysis of preliminary efficacy and biomarker data at different dose levels for more than 40 evaluable patients in early 2021.
In addition to EMERGE, in 2020, we plan to initiate a randomized Phase 2 clinical trial outside the United States, which we refer to as SELECT. SELECT is designed to evaluate the efficacy of vopratelimab in combination with JTX-4014, our anti-PD-1 antibody, compared to JTX-4014 alone in biomarker-selected, immunotherapy-naive second-line NSCLC patients. We have identified TISvopra, an 18 gene RNA Tumor Inflammation Signature used with a vopratelimab-specific threshold, as a baseline predictive biomarker associated with the on-treatment emergence of ICOS hi CD4 T cells. We believe selecting patients by using TISvopra has the potential to identify patients who may be more responsive to vopratelimab. Additionally, we believe TISvopra also has the potential to identify patients who are more responsive to JTX-4014. Although both trial arms may benefit from TISvopra patient selection, the SELECT trial is powered to demonstrate the statistical superiority of vopratelimab plus JTX-4014 compared to JTX-4014 alone. We expect to report clinical data from SELECT in 2021.
JTX-4014 is a clinical-stage anti-PD-1 antibody that we are developing primarily for potential use in combination with our product candidates, as we believe that combination therapy has the potential to be a mainstay of cancer immunotherapy. We completed enrollment in a Phase 1 clinical trial of JTX-4014 monotherapy that was designed to assess safety, and we have determined the recommended Phase 2 dose. We presented safety and preliminary efficacy data from this Phase 1 clinical trial at the November 2019 annual meeting of the Society for Immunotherapy of Cancer. Based on the results of this clinical trial, we plan to use JTX-4014 in combination with our other product candidates, including in combination with vopratelimab in SELECT.
JTX-8064 is an antibody that binds to Leukocyte Immunoglobulin Like Receptor B2, or LILRB2, which is a cell surface receptor expressed on macrophages and is also known as ILT4. When LILRB2 binds to HLA molecules, including HLA-G, on cancer cells and macrophages, it induces an immunosuppressive state in the macrophages. In preclinical studies, JTX-8064 inhibits this immunosuppressive interaction, reprogramming the macrophages to a more immuno-stimulatory state. JTX-8064 is the first tumor-associated macrophage candidate to emerge from our Translational Science Platform. We believe therapies targeting these innate immune cells may have the potential to benefit patients with tumors that are less likely to respond to existing T cell-focused approaches. We expect to begin enrollment in a Phase 1 dose-escalation clinical trial of JTX-8064 in 2020.
JTX-1811 is the most recent product candidate to emerge from our Translational Science Platform. JTX-1811 is a monoclonal antibody that is designed to selectively deplete T regulatory cells in the tumor microenvironment, or TME, by targeting a receptor called CCR8, which is preferentially expressed on intra-tumoral T regulatory cells. The function of T regulatory cells is to suppress an ongoing-immune response, and by depleting these immunosuppressive cells, we aim to foster more productive immune responses within the TME. We are currently conducting IND-enabling activities for JTX-1811 and remain on track to file an Investigational New Drug application, or IND, in the first half of 2021.
Beyond our product candidates, we continue to advance and build our discovery pipeline. We are discovering and developing next-generation immunotherapies by leveraging our Translational Science Platform to systematically and comprehensively interrogate cell types within the tumor microenvironment. We believe that the use of our Translational Science Platform to efficiently identify novel immuno-oncology targets and advance them from discovery to IND stage is a sustainable approach that we plan to continually apply across our broad discovery pipeline and target selection process.
Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, developing our Translational Science Platform and conducting research, preclinical studies and clinical trials. We do not have any products approved for sale. We are subject to a number of risks comparable to those of other similar companies, including dependence on key individuals; the need to develop commercially viable products; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of our products. We have funded our operations primarily through proceeds received from private placements of our convertible preferred stock, proceeds received from our initial public offering, or IPO, an upfront payment of $225.0 million received in July 2016 in connection with a Master Research and Collaboration Agreement with Celgene, or the Celgene Collaboration Agreement, an upfront payment of $50.0 million received in July 2019 in connection with a License Agreement with Celgene, or the Celgene License Agreement, and proceeds received from our “at the market” offering program, or the ATM Offering.
Due to our significant research and development expenditures, we have accumulated substantial losses since our inception. As of June 30, 2020, we had an accumulated deficit of $161.6 million. We expect to incur substantial additional losses in the future as we continue to advance our programs.
The spread of COVID-19 during the first half of 2020 has caused an economic downturn on a global scale. As of August 7, 2020, we have not experienced a significant financial or supply chain impact directly related to the pandemic but have experienced some disruptions to clinical operations, including a modest delay in the initiation of the SELECT trial. As the pandemic continues to unfold, the extent of its effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time.
Financial Operations Overview
Revenue
For the six months ended June 30, 2020, we did not recognize any license and collaboration revenue. For the six months ended June 30, 2019, we recognized $28.4 million of collaboration revenue under the Celgene Collaboration Agreement. The Celgene Collaboration Agreement was subsequently terminated effective July 22, 2019, at which time all remaining deferred revenue was recognized as we had no further performance obligations.
In the future, we may generate revenue from product sales or collaboration agreements, strategic alliances and licensing arrangements. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of license fees, milestones, reimbursement of costs incurred and other payments, if any, and product sales, to the extent any products are successfully commercialized. If we or third parties fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
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

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty of:
•addition and retention of key research and development personnel;
•establishing an appropriate safety profile with IND-enabling toxicology studies;
•the cost to acquire or make therapies to study in combination with our immunotherapies;
•successful enrollment in and completion of clinical trials, including the impacts of the COVID-19 pandemic on the timing and progress of our ongoing and planned clinical trials;
•establishing agreements with third-party contract manufacturing organizations for clinical supply for our clinical trials and commercial manufacturing, if our product candidates are approved;
•receipt of marketing approvals from applicable regulatory authorities;
•commercializing products, if and when approved, whether alone or in collaboration with others;
•the cost to develop companion diagnostics and/or complementary diagnostics as needed for each of our development programs;
•the costs associated with the development of any additional product candidates we acquire through third-party collaborations or identify through our Translational Science Platform;
•the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder;
•obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our products, if and when approved; and
•continued acceptable safety profiles of the products following approval.
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
Due to the inherently unpredictable nature of preclinical and clinical development, we do not allocate all of our internal research and development expenses on a program-by-program basis as they primarily relate to personnel and lab consumables costs that are deployed across multiple programs under development. Our research and development expenses also include external costs, which we do track on a program-by-program basis following the program’s nomination as a development candidate. For our combination programs, we do not allocate external costs to each individual program. We began incurring such external costs for vopratelimab in 2015, JTX-4014 in 2016, JTX-8064 in 2017 and JTX-1811 in 2019. We ceased incurring costs for JTX-8064 upon the license of this program to Celgene under the Celgene License Agreement and began incurring such costs again in the second quarter of 2020 upon the termination of the Celgene License Agreement and the reacquisition of our rights to JTX-8064.
Our external research and development and external clinical and regulatory costs for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Vopratelimab	$4,052	$3,586	$8,979	$7,529
JTX-4014	709	901	1,213	1,913
Vopratelimab / JTX-4014 combination	3,911	—	5,723	—
JTX-8064	33	3,125	33	4,708
JTX-1811	1,481	—	2,220	—
Pre-development candidates	310	105	657	254
Total external research and development and clinical and regulatory costs	$10,496	$7,717	$18,825	$14,404

Research and development activities account for a significant portion of our operating expenses. As we continue to implement our business strategy, we expect our research and development expenses to increase over the next several years. We expect that these expenses will increase as we:
•continue our Phase 2 EMERGE clinical trial of vopratelimab;
•initiate additional clinical trials of vopratelimab and JTX-4014, including our Phase 2 SELECT clinical trial;
•complete our IND-enabling activities for JTX-8064 and JTX-1811 and advance these product candidates into clinical trials;
•continue to identify and develop potential predictive biomarkers and companion diagnostics and/or complementary diagnostics for our product candidates; and
•continue to develop and enhance our Translational Science Platform and advance our pipeline of immunotherapy programs and our early research activities into IND-enabling activities.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2020 and 2019
The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
(in thousands)	2020	2019	$ Change
Revenue:
License and collaboration revenue—related party	$—	$17,446	$(17,446)
Operating expenses:
Research and development	21,023	18,130	2,893
General and administrative	7,226	7,323	(97)
Total operating expenses	28,249	25,453	2,796
Operating loss	(28,249)	(8,007)	(20,242)
Other income, net	285	1,026	(741)
Loss before provision for income taxes	(27,964)	(6,981)	(20,983)
Provision for income taxes	4	12	(8)
Net loss	$(27,968)	$(6,993)	$(20,975)
License and Collaboration Revenue
We did not recognize any license and collaboration revenue for the three months ended June 30, 2020. License and collaboration revenue for the three months ended June 30, 2019 was solely related to the recognition of the upfront payment we received under the Celgene Collaboration Agreement. The Celgene Collaboration Agreement was subsequently terminated effective July 22, 2019, at which time all remaining deferred revenue was recognized as we had no further performance obligations. Prior to the termination of the Celgene Collaboration Agreement, we were recognizing revenue over time as the services related to each performance obligation were rendered.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
(in thousands)	2020	2019	$ Change
Employee compensation	$7,119	$6,079	$1,040
External research and development	2,756	3,942	(1,186)
External clinical and regulatory	7,740	3,775	3,965
Lab consumables	1,435	1,889	(454)
Research consulting	148	334	(186)
Facility costs	1,383	1,445	(62)
Other research	442	666	(224)
Total research and development expenses	$21,023	$18,130	$2,893
Research and development expenses increased by $2.9 million from $18.1 million for the three months ended June 30, 2019 to $21.0 million for the three months ended June 30, 2020. The increase in research and development expenses was primarily attributable to the following:
•$4.0 million of increased external clinical and regulatory costs associated with our EMERGE and SELECT clinical trials; and
•$1.0 million of increased employee compensation costs primarily arising from increased personnel.
These increases were partially offset by $1.2 million of decreased external research and development costs, primarily attributable to reduced IND-enabling expenses incurred during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
(in thousands)	2020	2019	$ Change
Employee compensation	$3,867	$3,471	$396
Professional services	1,239	1,486	(247)
Facility costs	1,069	1,144	(75)
Other	1,051	1,222	(171)
Total general and administrative expenses	$7,226	$7,323	$(97)
General and administrative expenses decreased by $0.1 million from $7.3 million for the three months ended June 30, 2019 to $7.2 million for the three months ended June 30, 2020. The decrease in general and administrative expenses was primarily attributable to the following:
•$0.2 million of decreased professional services fees; and
•$0.2 million of decreased other general and administrative costs to support our operations.
These decreases were partially offset by $0.4 million of increased employee compensation costs.
Other Income, net
Other income, net, decreased by $0.7 million from $1.0 million for the three months ended June 30, 2019 to $0.3 million for the three months ended June 30, 2020. The decrease in other income, net is attributable to decreased interest and investment income on our cash, cash equivalents and investments.

Comparison of the Six Months Ended June 30, 2020 and 2019
The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(in thousands)	2020	2019	$ Change
Revenue:
License and collaboration revenue—related party	$—	$28,427	$(28,427)
Operating expenses:
Research and development	40,669	35,410	5,259
General and administrative	14,765	14,515	250
Total operating expenses	55,434	49,925	5,509
Operating loss	(55,434)	(21,498)	(33,936)
Other income, net	1,035	2,152	(1,117)
Loss before provision for income taxes	(54,399)	(19,346)	(35,053)
Provision for income taxes	12	24	(12)
Net loss	$(54,411)	$(19,370)	$(35,041)
License and Collaboration Revenue
We did not recognize any license and collaboration revenue for the six months ended June 30, 2020. License and collaboration revenue for the six months ended June 30, 2019 was solely related to the recognition of the upfront payment we received under the Celgene Collaboration Agreement. The Celgene Collaboration Agreement was subsequently terminated effective July 22, 2019, at which time all remaining deferred revenue was recognized as we had no further performance obligations. Prior to the termination of the Celgene Collaboration Agreement, we were recognizing revenue over time as the services related to each performance obligation were rendered.
Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(in thousands)	2020	2019	$ Change
Employee compensation	$14,830	$12,699	$2,131
External research and development	4,224	6,371	(2,147)
External clinical and regulatory	14,601	8,033	6,568
Lab consumables	2,983	3,486	(503)
Research consulting	268	564	(296)
Facility costs	2,801	2,880	(79)
Other research	962	1,377	(415)
Total research and development expenses	$40,669	$35,410	$5,259
Research and development expenses increased by $5.3 million from $35.4 million for the six months ended June 30, 2019 to $40.7 million for the six months ended June 30, 2020. The increase in research and development expenses was primarily attributable to the following:
•$6.6 million of increased external clinical and regulatory costs associated with our EMERGE and SELECT clinical trials; and
•$2.1 million of increased employee compensation costs primarily attributable to increased personnel.
These increases were partially offset by $2.1 million of decreased external research and development costs, primarily attributable to reduced IND-enabling expenses incurred during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(in thousands)	2020	2019	$ Change
Employee compensation	$7,863	$7,321	$542
Professional services	2,435	2,443	(8)
Facility costs	2,196	2,280	(84)
Other	2,271	2,471	(200)
Total general and administrative expenses	$14,765	$14,515	$250
General and administrative expenses increased by $0.3 million from $14.5 million for the six months ended June 30, 2019 to $14.8 million for the six months ended June 30, 2020. The increase in general and administrative expenses was attributable to $0.5 million of increased employee compensation costs, partially offset by $0.2 million of decreased other general and administrative costs to support our operations.
Other Income, net
Other income, net, decreased by $1.1 million from $2.2 million for the six months ended June 30, 2019 to $1.0 million for the six months ended June 30, 2020. The decrease in other income, net is attributable to decreased interest and investment income on our cash, cash equivalents and investments.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations through gross proceeds from private placements of our convertible preferred stock of $139.1 million, net proceeds from our IPO of $106.4 million, a non-refundable upfront payment of $225.0 million received in connection with the Celgene Collaboration Agreement, a non-refundable upfront payment of $50.0 million received in connection with the Celgene License Agreement and net proceeds from our ATM Offering of $5.2 million. As of June 30, 2020, we had cash, cash equivalents and investments of $127.2 million.
In December 2019, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $50.0 million under the ATM Offering. The Sales Agreement provides that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. From the initiation of the ATM Offering through June 30, 2020, we have sold an aggregate of 648,845 shares at an average price of $8.54 per share for net proceeds of $5.2 million after deducting sales commissions and offering expenses.
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
Due to our significant research and development expenditures, we have accumulated substantial losses since inception. We have incurred an accumulated deficit of $161.6 million through June 30, 2020. We expect to incur substantial additional losses in the future as we continue to advance our programs. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments of $127.2 million as of June 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements through the end of 2021. However, we have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our capital resources sooner than we expect. The timing and amount of our operating expenditures will depend largely on:

•the timing and progress of preclinical and clinical development activities, including the impacts of the COVID-19 pandemic on the timing and progress of our ongoing and planned clinical trials;
•the cost to access, acquire or develop therapies to study in combination with our immunotherapies;
•successful enrollment in and completion of clinical trials;
•the cost to develop companion diagnostics and/or complementary diagnostics as needed for each of our development programs;
•our ability to establish agreements with third-party manufacturers for clinical supply for our clinical trials and, if any of our product candidates are approved, commercial manufacturing;
•the costs associated with the development of any additional product candidates we acquire through acquisition or third-party collaborations or identify through our Translational Science Platform;
•our ability to maintain our current research and development programs and enhancement of our Translational Science Platform;
•addition and retention of key research and development personnel;
•our efforts to enhance operational, financial and information management systems, and hire additional personnel, including personnel to support development of our product candidates;
•the legal patent costs involved in prosecuting patent applications and enforcing patent claims and other intellectual property claims;
•the costs and ongoing investments to in-license or acquire additional technologies, including the in-license of intellectual property related to our potential product candidates; and
•the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any option and milestone payments thereunder.
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

Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(44,976)	$(44,476)
Investing activities	64,585	34,466
Financing activities	1,613	98
Net increase (decrease) in cash, cash equivalents and restricted cash	$21,222	$(9,912)
Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2020 was $45.0 million, compared to net cash used in operating activities of $44.5 million for the six months ended June 30, 2019. This increase of $0.5 million was primarily due to an increase in operating expenses.
Cash Provided by Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2020 was $64.6 million, compared to net cash provided by investing activities of $34.5 million for the six months ended June 30, 2019. Cash provided by investing activities increased by $30.1 million primarily due to decreased purchases of investments, partially offset by decreased maturities of investments, during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Proceeds received from maturities of investments were either re-invested or used to fund operations.
Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2020 was $1.6 million, compared to net cash provided by financing activities of $0.1 million for the six months ended June 30, 2019. Cash provided by financing activities increased by $1.5 million primarily due to proceeds received from our ATM Offering during the six months ended June 30, 2020.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Risks Related to Product Development and Regulatory Process
The outbreak of the novel strain of coronavirus, COVID-19, has adversely affected, and may continue to adversely affect, our business, including our clinical trials and preclinical studies.
COVID-19 was declared a pandemic by the World Health Organization in March 2020. In response to the spread of COVID-19, we have restricted access to our headquarters by limiting the number of staff in any given research and development laboratory and office space, and directing our employees who are able to work remotely to continue their work outside of our office. We believe the COVID-19 pandemic has had, and may continue to have, an impact on our clinical trials. For example, the initiation of the Phase 2 SELECT trial has been modestly affected by COVID-19. As a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, clinical trials and preclinical studies, including:
•additional delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•delays or difficulties in enrolling patients in our clinical trials;
•delays or difficulties in developing diagnostics or conducting biomarker analysis by third-party vendors who support our clinical trials;
•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial patient visits and study procedures that are deemed non-essential, which may impact the integrity of subject data and clinical study endpoints;
•interruption or delays in the operations of the U.S. Food and Drug Administration, or the FDA, or comparable foreign regulatory authorities, which may impact clinical trial timelines or approval timelines;
•interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
•interruption of or delays in the performance of contractual duties by third parties on whom we rely to conduct our clinical trials;
•limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people or changes to governmental orders related to essential services;
•increased reliance on personnel working from home may negatively impact productivity; and
•difficulties raising capital on favorable terms when needed.
The COVID-19 outbreak continues to evolve. The extent to which the outbreak may further impact our business, clinical trials and preclinical studies will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
We are early in our development efforts. Our product candidates vopratelimab and JTX-4014 are clinical-stage programs, and JTX-8064, JTX-1811 and other future product candidates are in preclinical or earlier stages of development. If we are unable to advance our product candidates through clinical development, advance other future product candidates to clinical development or obtain marketing approval and ultimately commercialize any product candidates or experience significant delays in doing so, our business will be materially harmed.
We are early in our development efforts: vopratelimab and JTX-4014 are our clinical-stage product candidates, and JTX-8064, JTX-1811 and other future product candidates are in preclinical or earlier stages of development. We have invested substantially all of our efforts and financial resources in the identification of targets and early stage, preclinical and clinical development of monoclonal antibodies, including the development of vopratelimab, JTX-4014, JTX-8064 and JTX-1811.
Our other efforts have been invested in early stage, preclinical and earlier development programs. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our current and/or future product candidates, which may never occur. We currently generate no revenues from sales of any products, and we may never be able to develop or commercialize a marketable product. Our current and future product candidates will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenues from product sales. In addition, our product development programs contemplate the development of companion diagnostics and/or complementary diagnostics, which are assays or tests to identify an appropriate patient population. Complementary diagnostics and companion diagnostics are subject to regulation as medical devices and, if there are no adequate companion diagnostics and/or complementary diagnostics currently on the market for our product candidates, we may elect to advance a diagnostic and that diagnostic would have to be approved or cleared for marketing by the FDA or comparable foreign regulatory agencies before we could commercialize it. The success of our current and future product candidates will depend on several factors, including the following:
•successful completion of preclinical studies and advancement to clinical development of JTX-8064, JTX-1811 and our future product candidates;
•acceptance of investigational new drug applications for our planned clinical trials or future clinical trials;
•successful enrollment and completion of clinical trials;
•demonstration of a benefit/risk profile for our current and future product candidates that is sufficient to support a successful biologics license application, or BLA;
•successful development and marketing approval and clearance of companion diagnostics and/or complementary diagnostics for use with our current and future product candidates, if applicable;
•receipt and maintenance of marketing approvals from applicable regulatory authorities;
•approval by national pricing and reimbursement agencies (such as NICE, National Institute for Health Care and Excellence in the United Kingdom);
•establishing agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidates are approved;
•obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;
•launching commercial sales of our current and future product candidates, if and when approved;
•acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;
•effectively competing with other therapies;
•obtaining and maintaining healthcare coverage and adequate reimbursement;
•enforcing and defending intellectual property rights and claims;
•successful completion of clinical confirmatory trials to verify clinical benefit, if applicable; and
•maintaining a continued acceptable safety profile of the product candidates following approval.

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
Our product candidates vopratelimab and JTX-4014 are clinical-stage programs and JTX-8064, JTX-1811 and future product candidates are in preclinical or earlier stages of development. The risk of failure at any stage of clinical or preclinical development is high. It is impossible to predict when or if our current and future product candidates will prove effective and safe in humans and will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our current and future product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete or may be delayed and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Our preclinical studies and clinical trials may not be successful.
The FDA or comparable foreign regulatory authorities could change their position on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete more preclinical studies or provide additional data before continuing clinical trials. In the event we are required to satisfy additional FDA requests, the completion of our clinical trials for vopratelimab and JTX-4014 may be delayed. Successful completion of our clinical trials is a prerequisite to submitting a BLA to the FDA and a Marketing Authorization Application, or MAA, in the European Union for our current and future product candidates and, consequently, the ultimate approval and commercial marketing of our current and future product candidates. We do not know whether any of our clinical trials will be completed on schedule, if at all.
We may experience delays in completing our preclinical studies and initiating or completing clinical trials, and we may experience numerous unforeseen events during, or as a result of, any potential future clinical trials that could delay or prevent our ability to receive marketing approval of our current and future product candidates, including:
•interruption of key clinical trial activities as a result of the COVID-19 pandemic, such as developing diagnostics, conducting biomarker analysis, clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures that are deemed non-essential, which may impact the integrity of subject data and clinical study endpoints;
•patients may be affected by COVID-19 and the virus could impact pharmacodynamic biomarkers studied in our clinical trials and the interpretation of related data;
•regulators, institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs;
•clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or abandon product development programs;
•the number of patients required for clinical trials may be larger than we anticipate;
•it may be difficult to enroll a sufficient number of patients with a predictive biomarker or enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
•our third-party contractors, trial sites or investigators may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

•we may elect to, or regulators or IRBs or ethics committees may require that we or our investigators, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unreasonable and significant health risks;
•the cost of clinical trials may be greater than we anticipate;
•the supply or quality of materials or other materials necessary to conduct clinical trials may be insufficient or inadequate;
•the size of the patient population required to validate our biomarker-driven strategy may be larger than we anticipate;
•competitors may obtain regulatory approval ahead of us for compounds similar to ours, preventing us from obtaining regulatory approval despite positive clinical data;
•our product candidates may have undesirable side effects or other unexpected characteristics, causing us to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other similar cancer therapies that raise safety or efficacy concerns about our product candidates; and
•the FDA or other regulatory authorities may require us to submit additional data or impose other requirements before permitting us to initiate or continue a clinical trial.
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
If we are required to conduct additional clinical trials or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, or if we are unable to successfully complete clinical trials or other testing of our current and future product candidates, we may:
•be delayed in obtaining marketing approval for our product candidates;
•not obtain marketing approval at all;
•obtain approval for indications or patient populations that are not as broad as intended or desired;
•be subject to post-marketing testing requirements; or
•have the product removed from the market after obtaining marketing approval.
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
The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll and retain a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment and retention in our clinical trials for a variety of reasons. The enrollment and retention of patients depends on many factors, including:
•the patient eligibility criteria defined in the protocol;
•the development of diagnostics and/or biomarker analysis by third parties;
•our ability to identify and enroll sufficient number of patients with a predictive biomarker;
•the size of the population that we must screen to identify a sufficient number of patients with a predictive biomarker;
•the size of the patient population required for analysis of the trial’s primary endpoints;
•the proximity of patients to study sites;
•the design of the trial;
•our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•clinicians’ and patients’ perceptions of the potential advantages of the product candidate being studied in relation to other available therapies;
•our ability to obtain and maintain patient consents for participation in our clinical trials and, where appropriate, biopsies for future patient enrichment efforts;
•the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they are late-stage cancer patients, will not survive the full terms of the clinical trials;

•the ability of our clinical trial sites to continue key activities, such as clinical trial site data monitoring and patient visits, due to limitations on travel imposed or recommended by federal or state governments, employers and others as a result of the COVID-19 pandemic; and
•the risk that patients may be affected by COVID-19 or measures taken in response to the COVID-19 pandemic and are unable to travel to our clinical trial sites.
In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our current and future product candidates. Specifically, there are numerous trials ongoing or in development targeting PD-1/PD-L1 experienced patients with non-small cell lung cancer, which is the same patient population we seek to enroll in EMERGE, including GlaxoSmithKline plc’s Phase 3 trial of its ICOS agonist and docetaxel in combination, and other Phase 3 trials. This competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites. Moreover, because our current and future product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our ongoing or any future clinical trial.
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
Our ability to successfully initiate, enroll and complete a clinical trial in any country outside of the United States is subject to numerous additional risks unique to conducting business in jurisdictions outside the United States, including:
•difficulty in establishing or managing relationships with qualified CROs, physicians and clinical trial sites;
•different local standards for the conduct of clinical trials;
•difficulty in complying with various and complex import laws and regulations when shipping drug to certain countries; and
•the potential burden of complying with a variety of laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatments.
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
Among other things, the research, testing, manufacturing, labeling, approval and license maintenance, selling, import and export, marketing and distribution of biologic products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. Neither we nor any existing or future collaborator or licensee is permitted to market any future product in the United States until we receive approval of a BLA from the FDA. We have never submitted an application for, or received, marketing approval. Obtaining approval of a BLA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable domestic and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including the following:
•untitled and warning letters;
•civil or criminal penalties and fines;
•injunctions;
•suspension or withdrawal of marketing approval;
•suspension of any ongoing clinical trials;
•product recalls;
•refusal to accept or approve BLAs or supplements thereto filed by us;
•restrictions on operations, including costly new manufacturing requirements; or
•seizure or detention of our products or import bans.
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
Marketing approval of a BLA is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for FDA approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address and the regulations applicable to any particular product candidate. The FDA can delay, limit or deny approval of a product candidate for many reasons, including, but not limited to, the following:
•a product candidate may not be deemed safe or effective;
•FDA officials may not find the data from preclinical studies and clinical trials sufficient;
•the FDA might not deem our or our third-party manufacturers’ processes or facilities adequate for approval of our marketing applications; or
•the FDA may change its approval policies or adopt new regulations.
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
Because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists, and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select, and acquire promising pharmaceutical product candidates and products. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. Acquisitions and in-

licenses include numerous risks, including potential failure to achieve the expected benefits of the acquisition or license and potential unknown liabilities associated with the product or technology. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses, and technologies, integrate them into our current infrastructure and manage our development efforts.
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
Any marketing approvals that we receive for our current and future product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or a comparable foreign regulatory authority approves any of our current or future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import and export and record keeping for our current and future product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice, or cGMP, and good clinical practice, or GCP, for any clinical trials that we conduct post-approval. Failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market, or product recalls;
•fines, untitled and warning letters, or holds on clinical trials;
•refusal by the FDA to approve pending applications or supplements to approved applications we filed or suspension or revocation of license approvals;
•product seizure or detention, or refusal to permit the import or export of our product candidates; and
•injunctions or the imposition of civil or criminal penalties.
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
If clinical investigators or CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain are compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such clinical investigators or CROs are associated with may be extended, delayed or terminated. For example, in EMERGE, due to a site error, we enrolled additional patients to achieve the number of patients required for our statistical analysis. If our clinical trials are extended, delayed or terminated, we believe that our financial results and the commercial prospects for our current and future product candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.
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
We rely on third-party contract manufacturers to manufacture our preclinical and clinical trial product supplies. We do not own manufacturing facilities for producing such supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. Our or a third party’s failure to execute on our manufacturing requirements, or to do so on commercially reasonable terms and comply with cGMP could adversely affect our business in a number of ways, including:
•an inability to initiate or continue clinical trials of our current or future product candidates under development;
•delay in submitting regulatory applications, or receiving marketing approvals, for our current or future product candidates;
•loss of cooperation of an existing or future collaborator;
•subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities; and
•requirements to cease distribution or to recall batches of our current or future product candidates.

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

We may form or seek strategic collaborations to evaluate and, if approved, market vopratelimab and JTX-4014 in combination with another approved or investigational cancer drug. If we are unable to enter into a strategic collaboration on commercially reasonable terms or fail to realize the benefits of any such collaboration, we may be required to purchase an approved cancer drug to use in combination with vopratelimab and/or JTX-4014. The failure to enter into a successful collaboration or the expense of purchasing an approved cancer drug may delay our development timelines, increase our costs and jeopardize our ability to develop vopratelimab and JTX-4014.
We are subject to manufacturing risks that could substantially increase our costs and limit the supply of our products.
The process of manufacturing our current or future product candidates is complex, highly regulated and subject to several risks, including:
•We do not have the capability internally to manufacture drug products or drug substances for clinical use. We use third-party manufacturers for manufacturing vopratelimab and JTX-4014 for our ongoing and anticipated clinical trials. Any changes in our manufacturing processes as a result of scaling-up may require additional approvals or may delay the development and marketing approval of our current and future product candidates and ultimately affect our success.
•The manufacturing facilities in which our current and future product candidates are made could be adversely affected by equipment failures, contamination, vendor error, labor shortages, natural disasters, power failures and numerous other factors.
•Any adverse developments affecting manufacturing operations for our current or future product candidates, if any are approved, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.
•Biologics, such as vopratelimab and JTX-4014, that have been produced and are stored for later use may degrade, become contaminated, suffer other quality defects or may not be used within their shelf life, which may cause the affected product candidates to no longer be suitable for their intended use in clinical trials or other development activities. If the defective product candidates cannot be replaced in a timely fashion, we may incur significant delays in our development programs that could adversely affect the value of such product candidates.
We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than any of our current or future product candidates, our commercial opportunities will be negatively impacted.
The life sciences industry is highly competitive and subject to rapid and significant technological change. We are currently developing therapeutics that will compete with other products and therapies that currently exist or are being developed, such as approved immunotherapy antibodies, the anti-ICOS antibodies of Bristol Myers Squibb, GlaxoSmithKline plc, or Kymab Group Ltd. or Xencor, Inc.’s anti-PD-1 and anti-ICOS bispecific antibody. Products we may develop in the future are also likely to face competition from other products and therapies, some of which we may not currently be aware. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical.
We have both domestic and international competitors, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other research institutions and small and other early-stage companies. Many of our competitors have significantly greater financial, manufacturing, marketing, product development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining marketing approvals, establishing clinical trial sites, recruiting patients and in manufacturing pharmaceutical products and may succeed in discovering, developing and commercializing products in our field before we do. Currently, GlaxoSmithKline plc is conducting a Phase 3 trial of its anti-ICOS antibody and, given their resources, they will likely be able to develop their product candidate faster than we are able to develop vopratelimab. We also face competition in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to, or necessary for, our programs.
There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist both of small molecule drug products, as well as biologics, as approaches to address cancer. These treatments are often combined with one another in an attempt to maximize the response rate.

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
We may depend on third parties for the development and commercialization of our product candidate programs. If these programs are not successful, we may not receive significant payments from such third parties or we may not be able to capitalize on the market potential of these product candidates.
We may form or seek strategic alliances, joint ventures, or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our current and future product candidates that we may develop.
Collaborations and other strategic transactions, including licensing arrangements, involving our product candidates pose the following risks to us:
•Collaborators, including licensors, have significant discretion in determining the efforts and resources that they will apply to these collaborations.
•Collaborators may not pursue development and commercialization of any of our current or future product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors such as a business combination that diverts resources or creates competing priorities.
•Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing.
•Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates.
•A collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to their marketing and distribution.
•Collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop, commercialize, enforce, maintain or defend such intellectual property.
•Collaborators may not properly enforce, maintain or defend our intellectual property rights or may use our proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation, or other intellectual property proceedings.
•Disputes may arise between a collaborator and us that cause the delay or termination of the research, development or commercialization of our current and future product candidates, or that result in costly litigation or arbitration that diverts management attention and resources.
•Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.
•Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all.
•Collaboration or licensing agreements may restrict our right to independently pursue new product candidates.
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
•the development of our current and future product candidates may be adversely affected if we are unable to appropriately select patients for enrollment in our clinical trials;
•our current and future product candidates may not receive marketing approval if safe and effective use of a product candidate depends on companion diagnostics and/or complementary diagnostics and such a diagnostic is not commercially available or otherwise approved or cleared by the appropriate regulatory authority; and
•we may not realize the full commercial potential of our current and future product candidates that receive marketing approval if, among other reasons, we are unable to appropriately identify, or it takes us longer to identify, patients who are likely to benefit from therapy with our products, if approved.
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
We face an inherent risk of product liability as a result of the clinical testing of our current and future product candidates. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
•decreased demand for our product candidates;
•injury to our reputation;
•withdrawal of clinical trial participants;
•initiation of investigations by regulators;
•costs to defend the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to trial participants or patients;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•loss of revenue;
•exhaustion of any available insurance and our capital resources;
•the inability to commercialize any product candidate; and
•a decline in our share price.
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
The commercial success of our products will depend in part on public acceptance of the use of cancer immunotherapies. Adverse events in clinical trials of any of our current or future product candidates or other similar products and the resulting publicity, as well as any other adverse events in the field of immuno-oncology that may occur, including in connection with competitor therapies such as approved immunotherapy antibodies, the clinical-stage anti-ICOS antibodies of Bristol Myers Squibb, GlaxoSmithKline plc or Kymab Group Ltd. or Xencor, Inc.’s anti-PD-1 and anti-ICOS bispecific antibody, could result in a decrease in demand for vopratelimab, JTX-4014 or other products that we may develop. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our or our competitors’ therapies, our products may not be accepted by the general public or the medical community.
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
While we recognized net income of $56.8 million for the year ended December 31, 2019 as a result of revenue recognized under our agreements with Celgene, we incurred a net loss of $54.4 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $161.6 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, our current and future product candidates.
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
We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until some time after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in many factors, including:
•completing clinical development of vopratelimab and JTX-4014;

•completing preclinical and clinical development of JTX-8064 and JTX-1811;
•completing research, discovery, preclinical and clinical development of future product candidates;
•obtaining marketing approvals for our current and future product candidates for which we complete clinical trials;
•developing a sustainable and scalable manufacturing process for our product candidates, including establishing and maintaining commercially viable supply and manufacturing relationships with third parties;
•launching and commercializing our product candidates for which we obtain marketing approvals, either directly or with a collaborator or distributor;
•obtaining market acceptance of our current and future product candidates as viable treatment options;
•addressing any competing technological and market developments;
•identifying, assessing, acquiring and developing new product candidates;
•negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;
•obtaining, maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
•attracting, hiring and retaining qualified personnel.
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
Our operations have consumed substantial amounts of cash since inception. As of June 30, 2020, our cash, cash equivalents and investments were $127.2 million. We expect to continue to spend substantial amounts to continue the clinical development of vopratelimab and JTX-4014 and preclinical and clinical development of JTX-8064, JTX-1811 and future product candidates. If we are able to gain marketing approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize those product candidates to the extent that such launch and commercialization are not the responsibility of a collaborator or a licensee. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and future product candidates. Our future capital requirements depend on many factors, including:
•the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials, including the impacts of the COVID-19 pandemic on the timing and progress of our ongoing and planned clinical trials;
•the timing of, and the costs involved in, obtaining marketing approvals for our product candidates if clinical trials are successful;
•the cost of commercialization activities for our product candidates, that are approved for sale, including marketing, sales and distribution costs;
•the cost of manufacturing our product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;
•our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;
•the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•the timing, receipt, and amount of sales of, or royalties on, our future products, if any;
•the emergence of competing cancer therapies and other adverse market developments; and
•the requirement for and cost of developing companion diagnostics and/or complementary diagnostics.

Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments of $127.2 million as of June 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements through the end of 2021.
If we are unable to obtain adequate financing on favorable terms when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials or research and development programs or our commercialization efforts. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.
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
Our commercial success depends on our ability and the ability of our current or future licensees or collaborators to develop, manufacture, market and sell our product candidates, and to use our related proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and future product candidates. For example, we are aware of third-party patents that may be construed to cover the targets of vopratelimab, JTX-4014, JTX-8064 or JTX-1811. If we are found to infringe a third-party’s intellectual property rights, and we are unsuccessful in demonstrating that such intellectual property rights are invalid or unenforceable, we could be required to obtain a license from such third party to continue developing, manufacturing and commercializing our product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing our product candidates. In addition, in any such proceeding or litigation, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications covering the technology that we license to or from third parties. In such cases, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If any of our licensors fail to prosecute, maintain, enforce and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize our product candidates that are the subject of such licensed rights could be adversely affected. Furthermore, our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties.
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
As of June 30, 2020, we had 130 full-time employees, including 101 employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
•identifying, recruiting, integrating, maintaining and motivating additional employees;
•managing our internal development efforts effectively, including the clinical and FDA review process for our current and future product candidates, while complying with our contractual obligations to contractors and other third parties; and
•improving our operational, financial and management controls, reporting systems and procedures.
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
We may evaluate various acquisitions and additional strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:
•increased operating expenses and cash requirements;
•the assumption of additional indebtedness or contingent liabilities;
•the issuance of our equity securities;
•assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;
•the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;
•retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
•risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and marketing approvals; and
•our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.
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
The COVID-19 pandemic has had adverse effects on our business, including a delay in the initiation of the Phase 2 SELECT trial, and may have further adverse effects, the extent or nature of which we are not able to predict at this time. In addition, other unforeseen or catastrophic events could severely disrupt our operations and have a material adverse effect on our business. If a natural disaster, power outage or other event occurred that damaged critical infrastructure, such as our headquarters or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business.
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
Our stock price is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. The market price for our common stock may be influenced by many factors, including:
•the success of competitive products or technologies;
•results of our clinical trials or those of our competitors;
•regulatory or legal developments in the United States and other countries;
•developments or disputes concerning patent applications, issued patents or other proprietary rights;
•the recruitment or departure of key personnel;
•the level of expenses related to our product candidates or clinical development programs;
•the results of our efforts to discover, develop, acquire or in-license additional product candidates or drugs;
•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•variations in our financial results or those of companies that are perceived to be similar to us;
•changes in the structure of healthcare payment systems;
•market conditions in the pharmaceutical and biotechnology sectors;
•general economic, industry and market conditions; and
•the other factors described in this “Risk Factors” section.

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
As of June 30, 2020, our executive officers and directors, combined with our stockholders who owned more than five percent of our outstanding common stock, and their affiliates, beneficially owned approximately 54 percent of our outstanding common stock. As a result, these stockholders, if they act together, could be able to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:
•delaying, deferring or preventing a change of control;
•impeding a merger, consolidation, takeover or other business combination; or
•discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control.
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
As part of Congress’s response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the CARES Act was enacted on March 27, 2020. Both contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of NOLs, which was enacted as part of the Tax Act. It also provides that NOLs arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income.
Regulatory guidance under the Tax Act, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. Congress is also considering and may enact further tax law changes in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, state tax legislation or administrative guidance conforming to or decoupling from particular provisions of the Tax Act, the FFCR Act and the CARES Act could affect our business or financial condition.
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
Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:
•the timing and cost of, and level of investment in, research and development activities relating to our current and other future product candidates, which will change from time to time;
•our ability to enroll patients in clinical trials and the timing of enrollment;
•the cost of manufacturing our current and other future product candidates, which may vary depending on FDA guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;
•expenditures that we will or may incur to acquire or develop additional product candidates and technologies;
•the timing and outcomes of clinical trials for our current and future product candidates or competing product candidates;
•competition from existing and future products that may compete with our current and future product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•any delays in regulatory review or approval of any of our current or future product candidates;
•the level of demand for our current and future product candidates, if approved, which may fluctuate significantly and be difficult to predict;
•our ability to commercialize our current and future product candidates, if approved;
•our ability to establish and maintain collaborations, licensing or other arrangements;
•our ability to adequately support future growth;
•potential unforeseen business disruptions that increase our costs or expenses;
•future accounting pronouncements or changes in our accounting policies;
•the impact of the COVID-19 pandemic, including precautions to mitigate the spread of COVID-19; and
•the changing and volatile global economic environment.
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
This exclusive forum provision would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, which provides for exclusive jurisdiction of the federal courts. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and asserts claims under the Securities Act of 1933, as amended, or the Securities Act, inasmuch as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, provided, that with respect to claims under the Securities Act, our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
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

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith
+	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOUNCE THERAPEUTICS, INC.

Date: August 7, 2020	By:	/s/ Kim C. Drapkin
Kim C. Drapkin
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)