Form 10-Q
period 2020-09-30
Jounce Therapeutics, Inc.
filed 2020-11-06
CIK 1640455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

    As of November 2, 2020, there were 39,851,475 shares of common stock, $0.001 par value per share, outstanding.

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
•the timing, scope, or likelihood of regulatory filings and approvals, including, as applicable, timing of our investigational new drug applications for, biologics license application filing for, and final Food and Drug Administration approval of our current and future product candidates;
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
•the potential benefits of our exclusive license of JTX-1811 to Gilead Sciences, Inc.;
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

Item 1. Financial Statements

Jounce Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except par value amounts)

d

	September 30,	December 31,
	2020	2019
Assets:
Current assets:
Cash and cash equivalents	$67,103	$53,241
Short-term investments	37,144	115,602
Prepaid expenses and other current assets	3,210	4,854
Total current assets	107,457	173,697
Property and equipment, net	8,097	10,672
Long-term investments	1,034	1,601
Operating lease right-of-use asset	15,567	17,615
Other non-current assets	3,678	2,297
Total assets	$135,833	$205,882
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,707	$2,460
Accrued expenses	10,323	8,907
Operating lease liability, current	3,176	2,901
Other current liabilities	74	132
Total current liabilities	16,280	14,400
Operating lease liability, net of current portion	14,466	16,889
Total liabilities	30,746	31,289
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000 shares authorized at September 30, 2020 and December 31, 2019; no shares issued or outstanding at September 30, 2020 or December 31, 2019	—	—
Common stock, $0.001 par value: 160,000 shares authorized at September 30, 2020 and December 31, 2019; 34,287 and 33,738 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	34	34
Additional paid-in capital	291,481	281,664
Accumulated other comprehensive income	45	54
Accumulated deficit	(186,473)	(107,159)
Total stockholders’ equity	105,087	174,593
Total liabilities and stockholders’ equity	$135,833	$205,882
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
License and collaboration revenue—related party	$—	$119,445	$—	$147,872
Operating expenses:
Research and development	18,002	15,115	58,671	50,525
General and administrative	7,102	6,483	21,867	20,998
Total operating expenses	25,104	21,598	80,538	71,523
Operating (loss) income	(25,104)	97,847	(80,538)	76,349
Other income, net	203	1,025	1,238	3,177
(Loss) income before provision for income taxes	(24,901)	98,872	(79,300)	79,526
Provision for income taxes	2	12	14	36
Net (loss) income	$(24,903)	$98,860	$(79,314)	$79,490
Net (loss) income per share, basic	$(0.73)	$2.99	$(2.33)	$2.41
Net (loss) income per share, diluted	$(0.73)	$2.90	$(2.33)	$2.33
Weighted-average common shares outstanding, basic	34,159	33,112	34,081	33,015
Weighted-average common shares outstanding, diluted	34,159	34,141	34,081	34,160
Comprehensive (loss) income:
Net (loss) income	$(24,903)	$98,860	$(79,314)	$79,490
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(88)	(57)	(9)	156
Comprehensive (loss) income	$(24,991)	$98,803	$(79,323)	$79,646
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	33,738	$34	$281,664	$54	$(107,159)	$174,593
Issuance of common stock from at the market offering, net of issuance costs	201	—	1,648	—	—	1,648
Exercises of common stock options	9	—	38	—	—	38
Vesting of restricted stock units	101	—	—	—	—	—
Stock-based compensation expense	—	—	2,618	—	—	2,618
Other comprehensive income	—	—	—	90	—	90
Net loss	—	—	—	—	(26,443)	(26,443)
Balance at March 31, 2020	34,049	34	285,968	144	(133,602)	152,544
Exercises of common stock options	16	—	61	—	—	61
Stock-based compensation expense	—	—	2,643	—	—	2,643
Other comprehensive loss	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(27,968)	(27,968)
Balance at June 30, 2020	34,065	34	288,672	133	(161,570)	127,269
Exercises of common stock options	75	—	348	—	—	348
Vesting of restricted stock units	147	—	—	—	—	—
Stock-based compensation expense	—	—	2,461	—	—	2,461
Other comprehensive loss	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	(24,903)	(24,903)
Balance at September 30, 2020	34,287	$34	$291,481	$45	$(186,473)	$105,087

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	32,941	$33	$268,081	$(78)	$(163,907)	$104,129
Exercise of common stock options	24	—	69	—	—	69
Vesting of restricted stock awards	2	—	7	—	—	7
Stock-based compensation expense	—	—	2,542	—	—	2,542
Other comprehensive income	—	—	—	129	—	129
Cumulative effect adjustment upon adoption of ASC 842	—	—	—	—	(75)	(75)
Net loss	—	—	—	—	(12,377)	(12,377)
Balance at March 31, 2019	32,967	33	270,699	51	(176,359)	94,424
Exercises of common stock options	9	—	29	—	—	29
Vesting of restricted stock awards	2	—	7	—	—	7
Stock-based compensation expense	—	—	2,513	—	—	2,513
Other comprehensive income	—	—	—	84	—	84
Net loss	—	—	—	—	(6,993)	(6,993)
Balance at June 30, 2019	32,978	33	273,248	135	(183,352)	90,064
Exercises of common stock options	88	—	247	—	—	247
Vesting of restricted stock awards and restricted stock units	158	—	6	—	—	6
Stock-based compensation expense	—	—	2,289	—	—	2,289
Other comprehensive loss	—	—	—	(57)	—	(57)
Net income	—	—	—	—	98,860	98,860
Balance at September 30, 2019	33,224	$33	$275,790	$78	$(84,492)	$191,409
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net (loss) income	$(79,314)	$79,490
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	7,722	7,344
Depreciation expense	2,601	2,906
Net amortization of premiums and discounts on investments	(68)	(1,247)
Other non-cash items	(1)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,641	(1,774)
Other non-current assets	(1,378)	(582)
Accounts payable	411	167
Accrued expenses and other current liabilities	1,358	30
Deferred revenue—related party	—	(97,872)
Other liabilities	(100)	8
Net cash used in operating activities	(67,128)	(11,530)
Investing activities:
Purchases of investments	(37,203)	(147,995)
Proceeds from maturities of investments	116,287	178,661
Purchases of property and equipment	(55)	(985)
Net cash provided by investing activities	79,029	29,681
Financing activities:
Proceeds from at the market offering, net of issuance costs	1,514	—
Proceeds from exercise of stock options	447	345
Net cash provided by financing activities	1,961	345
Net increase in cash, cash equivalents and restricted cash	13,862	18,496
Cash, cash equivalents and restricted cash, beginning of period	54,511	49,176
Cash, cash equivalents and restricted cash, end of period	$68,373	$67,672
Supplemental cash flow information:
Cash paid for lease liabilities	$2,924	$3,200
Cash paid for income taxes	$45	$101

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
As of September 30, 2020, the Company had cash, cash equivalents and investments of $105.3 million. The Company expects that its existing cash, cash equivalents and investments, together with cash proceeds of $120.0 million received from the transaction with Gilead Sciences, Inc. (“Gilead”) that closed in October 2020, will enable the Company to fund its expected operating expenses and capital expenditure requirements for at least 12 months from November 6, 2020, the filing date of this Quarterly Report on Form 10-Q. The Company expects to finance its future cash needs through a combination of equity or debt financings, collaborations, licensing arrangements and strategic alliances.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of September 30, 2020 and December 31, 2019, and for the three and nine months ended September 30, 2020 and 2019, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020 (the “Annual Report on Form 10-K”).
The information presented in the condensed consolidated financial statements and related notes as of September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019, is unaudited. The December 31, 2019 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
Interim results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Jounce Therapeutics, Inc. and its wholly-owned subsidiary, Jounce Mass Securities, Inc. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2020.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities when investment ownership changes. In addition, ASU 2019-12 simplifies the accounting for the interim period effects of changes in tax laws or rates and transactions that result in a step-up in the tax basis of goodwill. While this guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, early adoption is permitted. The Company elected to early adopt ASU 2019-12 effective January 1, 2020. Due to the adoption of this guidance, the Company did not record an intraperiod tax allocation to other comprehensive income for the three and nine months ended September 30, 2020. In accordance with ASU 2019-12, the Company has applied the new provisions related to the intraperiod tax allocation on a prospective basis.

3.     License and Collaboration Revenue
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
As of November 2019, Celgene became a Bristol Myers Squibb company. As part of its Celgene integration process, Bristol Myers Squibb streamlined its pipeline to address areas of overlap. As a result, Celgene provided the Company with a notice of termination and the Celgene License Agreement was terminated effective June 3, 2020 (the “Celgene License Agreement Termination Date”). As of the Celgene License Agreement Termination Date, the Company has sole worldwide rights to JTX-8064, and all of the Company’s intellectual property rights pertaining to JTX-8064 and licensed to Celgene were reacquired by the Company. No party had any further financial or service obligations to one another beyond transition costs and efforts, which were completed during the quarter ended September 30, 2020.
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
For the nine months ended September 30, 2019, the Company recognized collaboration revenue of $97.9 million under the Celgene Collaboration Agreement related to the $225.0 million upfront payment received in 2016. Following the termination of the Celgene Collaboration Agreement, which was effective July 22, 2019, the Company had no further performance obligations. Accordingly, all remaining deferred revenue related to the Celgene Collaboration Agreement was recognized during the three months ended September 30, 2019. Up through the termination of the Celgene Collaboration Agreement, the Company did not receive any option exercise, research term extension, milestone or royalty payments.
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
Assets measured at fair value on a recurring basis as of September 30, 2020 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$63,922	$63,922	$—	$—
Investments:
Corporate debt securities	28,832	—	28,832	—
U.S. Treasuries	8,506	8,506	—	—
Government agency securities	4,021	—	4,021	—
Totals	$105,281	$72,428	$32,853	$—

Assets measured at fair value on a recurring basis as of December 31, 2019 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$50,242	$50,242	$—	$—
Investments:
Corporate debt securities	48,300	—	48,300	—
U.S. Treasuries	59,082	59,082	—	—
Government agency securities	12,820	—	12,820	—
Totals	$170,444	$109,324	$61,120	$—
There were no changes in valuation techniques during the nine months ended September 30, 2020 or during the year ended December 31, 2019. There were no liabilities measured at fair value on a recurring basis as of September 30, 2020 or December 31, 2019.
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
Cash equivalents, short-term investments and long-term investments as of September 30, 2020 were comprised as follows (in thousands):

	September 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$63,922	$—	$—	$63,922
Corporate debt securities	27,774	25	(1)	27,798
U.S. Treasuries	8,500	6	—	8,506
Government agency securities	4,006	15	—	4,021
Total cash equivalents and short-term investments	104,202	46	(1)	104,247
Long-term investments:
Corporate debt securities	1,034	—	—	1,034
Total long-term investments	$1,034	$—	$—	$1,034
Total cash equivalents and investments	$105,236	$46	$(1)	$105,281

Cash equivalents, short-term investments and long-term investments as of December 31, 2019 were comprised as follows (in thousands):

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$50,242	$—	$—	$50,242
Corporate debt securities	46,695	8	(4)	46,699
U.S. Treasuries	59,058	26	(2)	59,082
Government agency securities	12,796	24	—	12,820
Total cash equivalents and short-term investments	168,791	58	(6)	168,843
Long-term investments:
Corporate debt securities	1,599	2	—	1,601
Total long-term investments	1,599	2	—	1,601
Total cash equivalents and investments	$170,390	$60	$(6)	$170,444
As of September 30, 2020 and December 31, 2019, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $1.4 million and $28.3 million, respectively. There were no securities that were in an unrealized loss position for more than twelve months as of either September 30, 2020 or December 31, 2019. As of September 30, 2020, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of September 30, 2020.
There were immaterial realized gains on available-for-sale securities during the three and nine months ended September 30, 2020. There were no realized gains or losses on available-for-sale securities during the three or nine months ended September 30, 2019.
6.     Restricted Cash
As of both September 30, 2020 and December 31, 2019, the Company maintained non-current restricted cash of $1.3 million. This amount is included within “Other non-current assets” in the accompanying condensed consolidated balance sheets and is comprised solely of a letter of credit required pursuant to the lease for the Company’s corporate headquarters.
The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$53,241	$67,103	$47,906	$66,402
Restricted cash	1,270	1,270	1,270	1,270
Cash, cash equivalents and restricted cash	$54,511	$68,373	$49,176	$67,672
7.     Accrued Expenses
Accrued expenses as of September 30, 2020 and December 31, 2019 were comprised as follows (in thousands):

	September 30,	December 31,
	2020	2019
External research and development and professional services	$4,753	$3,639
Employee compensation and benefits	5,339	5,147
Lab consumables and other	231	121
Total accrued expenses	$10,323	$8,907

8.   Common Stock and Preferred Stock
Common Stock
The Company is authorized to issue 160,000,000 shares of common stock. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the board of directors.
On December 17, 2019, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at the market” offering program (the “ATM Offering”). The Sales Agreement provides that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. From the initiation of the ATM Offering through September 30, 2020, the Company has sold an aggregate of 648,845 shares at an average price of $8.54 per share for net proceeds of $5.2 million after deducting sales commissions and offering expenses, $0.8 million of which was earned in 2020.
Preferred Stock
The Company is authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of September 30, 2020, no shares of preferred stock were issued or outstanding.
Shares Reserved for Future Issuance
As of September 30, 2020 and December 31, 2019, the Company had reserved for future issuance the following number of shares of common stock (in thousands):

	September 30,	December 31,
	2020	2019
Shares reserved for vesting of restricted stock units	601	460
Shares reserved for exercises of outstanding stock options	6,686	5,735
Shares reserved for future issuance under the 2017 Stock Option and Incentive Plan	1,198	1,288
Total shares reserved for future issuance	8,485	7,483
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

As of September 30, 2020, there were 1,198,253 shares available for future issuance under the 2017 Plan.
2017 Employee Stock Purchase Plan
In January 2017, the board of directors adopted and the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). The Company initially reserved 302,000 shares of common stock for future issuance under the 2017 ESPP. The 2017 ESPP also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 ESPP on January 1, 2018 and each January 1st thereafter through January 1, 2027. The number of shares added each year will be equal to the lesser of (i) 1% of the outstanding shares on the immediately preceding December 31st, (ii) 603,000 shares or (iii) such amount as determined by the compensation committee of the board of directors. Effective January 1, 2018, 2019 and 2020, 322,652, 329,483 and 337,381 additional shares, respectively, were automatically added to the shares authorized for issuance under the 2017 ESPP. No offering periods under the 2017 ESPP had been initiated as of September 30, 2020.
Stock-based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$1,033	$1,096	$3,410	$3,290
General and administrative	1,428	1,193	4,312	4,054
Total stock-based compensation expense	$2,461	$2,289	$7,722	$7,344
RSU Activity
The Company has also granted RSUs to its employees under the 2017 Plan. The following table summarizes RSU activity for the nine months ended September 30, 2020 (in thousands, except per share amounts):

	RSUs	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2019	460	$5.61
Issued	420	$6.50
Vested	(248)	$6.54
Cancelled	(31)	$6.28
Unvested as of September 30, 2020	601	$5.82
The aggregate fair value of RSUs that vested during the three and nine months ended September 30, 2020, based upon the fair values of the stock underlying the RSUs on the day of vesting, was $0.7 million and $1.5 million, respectively. The aggregate fair value of RSUs that vested during each of the three and nine months ended September 30, 2019, based upon the fair values of the stock underlying the RSUs on the day of vesting, was $0.7 million.
As of September 30, 2020, there was unrecognized stock-based compensation expense related to unvested RSUs of $2.5 million, which the Company expects to recognize over a weighted-average period of approximately 2.0 years.

Stock Option Activity
The fair value of stock options granted during the three and nine months ended September 30, 2020 and 2019 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Risk-free interest rate	0.4%	1.7%	1.2%	2.4%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	6.1	6.1	6.0	6.0
Expected volatility	75.3%	70.3%	72.2%	69.3%
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended September 30, 2020 and 2019 was $4.35 per share and $2.90 per share, respectively. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2020 and 2019 was $4.23 per share and $2.88 per share, respectively.
The following table summarizes stock option activity during the nine months ended September 30, 2020 (in thousands, except per share amounts):

	Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	5,735	$8.76	7.2	$18,959
Granted	1,206	$6.65
Exercised	(100)	$4.50
Cancelled	(155)	$11.36
Outstanding at September 30, 2020	6,686	$8.39	6.9	$18,122
Exercisable at September 30, 2020	4,381	$8.09	5.9	$13,627
The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2020 and 2019 was $0.4 million and $0.1 million, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2020 and 2019 was $0.4 million and $0.2 million, respectively.
As of September 30, 2020, there was unrecognized stock-based compensation expense related to unvested stock options of $11.3 million, which the Company expects to recognize over a weighted-average period of approximately 2.3 years.
10.   Related-party Transactions
In July 2019, the Company entered into the Celgene License Agreement under which it received a non-refundable upfront payment of $50.0 million from Celgene. In July 2016, the Company entered into the Celgene Collaboration Agreement and a Series B-1 Preferred Stock Purchase Agreement with Celgene. Under the Celgene Collaboration Agreement, the Company received a non-refundable upfront payment of $225.0 million. Under the Series B-1 Preferred Stock Purchase Agreement, Celgene purchased 10,448,100 shares of Series B-1 convertible preferred stock for $36.1 million. These shares of Series B-1 convertible preferred stock converted into 2,831,463 shares of common stock upon the completion of the IPO. In addition, an affiliate of Celgene purchased 625,000 shares of the Company’s common stock in the IPO at the public offering price of $16.00 per share for a total of $10.0 million. As of September 30, 2020 there were no reimbursable expenses due from Celgene. As of and December 31, 2019 the Company had recorded $0.7 million of reimbursable expenses due from Celgene within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
See Note 3, “License and Collaboration Revenue”, for further information about the Company’s agreements with Celgene.
11.   Net (Loss) Income per Share
Basic net (loss) income per share is calculated based upon the weighted-average number of common shares outstanding during the period, excluding outstanding stock options, RSAs and RSUs that have been issued but are not yet vested. Diluted net (loss) income per share is calculated based upon the weighted-average number of common shares outstanding during the period plus the dilutive impact of weighted-average common equivalent shares outstanding during the period. The potentially dilutive shares of common stock resulting from the assumed exercise of outstanding stock options and the assumed vesting of RSAs and RSUs were determined under the treasury stock method.

The following table summarizes the calculation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(24,903)	$98,860	$(79,314)	$79,490

Weighted-average common shares outstanding, basic	34,159	33,112	34,081	33,015
Dilutive effect of outstanding stock options	—	991	—	1,093
Dilutive effect of unvested RSAs	—	—	—	1
Dilutive effect of unvested RSUs	—	38	—	51
Weighted-average common shares outstanding, diluted	34,159	34,141	34,081	34,160

Net (loss) income per share, basic	$(0.73)	$2.99	$(2.33)	$2.41
Net (loss) income per share, diluted	$(0.73)	$2.90	$(2.33)	$2.33

The following weighted-average amounts were excluded from the valuation of diluted net (loss) income per share because their effect would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Outstanding stock options	6,735	4,350	6,581	3,772
Unvested RSAs	—	2	—	—
Unvested RSUs	674	11	684	314
Total	7,409	4,363	7,265	4,086
12. Subsequent Events

The Company and Gilead entered into an exclusive license agreement (the “License Agreement”) to license the Company's JTX-1811 program to Gilead in August 2020. Concurrently with executing the License Agreement, the Company and Gilead entered into a stock purchase agreement (the “Stock Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”, and together with the License Agreement and the Stock Purchase Agreement, the “Transaction Agreements”). The transactions with Gilead were subject to review under the Hart-Scott Rodino Antitrust Improvements Act of 1976 and other customary closing conditions, and the closing date of the Transaction Agreements was October 16, 2020.

In October 2020, the Company received an upfront cash license payment of $85.0 million upon the closing of the Transaction Agreements and Gilead purchased 5,539,727 shares of the Company’s common stock for $35.0 million. After the issuance of common shares to Gilead, the Company had 39,838,781 of common shares outstanding.

In addition to the $85.0 million upfront cash payment from Gilead, the Company will also be eligible to receive up to $685.0 million in aggregate potential development, regulatory and commercial milestone payments as well as royalties based on a percentage of worldwide sales ranging from the high single digits to mid-teens, subject to adjustments in certain circumstances. The Company will be responsible for all expenses related to development activities until (i) the clearance of an investigational new drug application for JTX-1811 by the Food and Drug Administration, or (ii) an earlier date specified by Gilead. After such time, Gilead will have the sole right and responsibility and bear all expenses to develop and commercialize JTX-1811.

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
Our most advanced product candidate, vopratelimab, is a clinical-stage monoclonal antibody that binds to and activates the Inducible T cell CO-Stimulator, or ICOS, a protein on the surface of certain T cells commonly found in many solid tumors. We are currently conducting a Phase 2 clinical trial, which we refer to as EMERGE, of vopratelimab in combination with an anti-CTLA-4 antibody, ipilimumab, in PD-1/PD-L1 inhibitor experienced patients with non-small cell lung cancer, or NSCLC. EMERGE is the first of our Phase 2 clinical trials designed based on the relationship between the ICOS hi CD4 T cells and potential clinical benefit. An early evaluation of the data from the EMERGE trial indicates that the trial did not meet pre-specified criteria for continuation of enrollment beyond the 59 patients enrolled through July 2020. Therefore, the EMERGE trial will not be expanded. We intend to follow patients still on study and complete the analysis of biomarker data. We announced interim results in November 2020.
We initiated a randomized Phase 2 clinical trial outside the United States, which we refer to as SELECT. SELECT is designed to evaluate the efficacy of vopratelimab in combination with JTX-4014, our anti-PD-1 antibody, compared to JTX-4014 alone in biomarker-selected, immunotherapy-naive second-line NSCLC patients. We have identified TISvopra, an 18 gene RNA Tumor Inflammation Signature used with a vopratelimab-specific threshold, as a baseline predictive biomarker associated with the on-treatment emergence of ICOS hi CD4 T cells. We believe selecting patients by using TISvopra has the potential to identify patients who may be more responsive to vopratelimab. Additionally, we believe TISvopra also has the potential to identify patients who are more responsive to JTX-4014. Although both trial arms may benefit from TISvopra patient selection, the SELECT trial is powered to demonstrate the statistical superiority of vopratelimab plus JTX-4014 compared to JTX-4014 alone. We dosed the first patient in the SELECT trial in October 2020 and expect to report clinical data from SELECT in late 2021.
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
JTX-8064 is an antibody that binds to Leukocyte Immunoglobulin Like Receptor B2, or LILRB2, which is a cell surface receptor expressed on macrophages and is also known as ILT4. When LILRB2 binds to HLA molecules, including HLA-G, on cancer cells and macrophages, it induces an immunosuppressive state in the macrophages. In preclinical studies, JTX-8064 inhibits this immunosuppressive interaction, reprogramming the macrophages to a more immuno-stimulatory state. JTX-8064 is the first tumor-associated macrophage candidate to emerge from our Translational Science Platform. We believe therapies targeting these innate immune cells may have the potential to benefit patients with tumors that are less likely to respond to existing T cell-focused approaches. We expect to begin enrollment in a Phase 1 dose-escalation clinical trial of JTX-8064 by the end of 2020.
JTX-1811 is the most recent product candidate to emerge from our Translational Science Platform, and, in October 2020, we entered into an agreement to exclusively license JTX-1811 to Gilead Sciences, Inc., or Gilead. JTX-1811 is a monoclonal antibody that is designed to selectively deplete T regulatory cells in the tumor microenvironment, or TME, by targeting a receptor called CCR8, which is preferentially expressed on intra-tumoral T regulatory cells. The function of T regulatory cells is to suppress an ongoing-immune response, and by depleting these immunosuppressive cells, we aim to foster more productive immune responses within the TME.
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
Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, developing our Translational Science Platform and conducting research, preclinical studies and clinical trials. We do not have any products approved for sale. We are subject to a number of risks comparable to those of other similar companies, including dependence on key individuals; the need to develop commercially viable products; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of our products. We have funded our operations primarily through proceeds received from private placements of our convertible preferred stock, proceeds received from our initial public offering, or IPO, an upfront payment of $225.0 million received in July 2016 in connection with a Master Research and Collaboration Agreement with Celgene, or the Celgene Collaboration Agreement, an upfront payment of $50.0 million received in July 2019 in connection with a License Agreement with Celgene, or the Celgene License Agreement and proceeds of approximately $5.2 million from our “at the market” offering program, or the ATM Offering. In addition, we received gross proceeds of an upfront payment of $85.0 million in connection with the Gilead License Agreement, and proceeds of $35.0 million from the sale of our common stock to Gilead, both of which were received in October 2020.
Due to our significant research and development expenditures, we have accumulated substantial losses since our inception. As of September 30, 2020, we had an accumulated deficit of $186.5 million. We expect to incur substantial additional losses in the future as we continue to advance our programs.
The spread of COVID-19 during 2020 has caused an economic downturn on a global scale. As of November 6, 2020, we have not experienced a significant financial or supply chain impact directly related to the pandemic but have experienced some disruptions to clinical operations. As the pandemic continues to unfold, the extent of its effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time.
Financial Operations Overview
Revenue
For the nine months ended September 30, 2020, we did not recognize any license and collaboration revenue. For the nine months ended September 30, 2019, we recognized $147.9 million of license and collaboration revenue, which was comprised of $50.0 million of license revenue under the Celgene License Agreement and $97.9 million of collaboration revenue under the Celgene Collaboration Agreement. The Celgene Collaboration Agreement was terminated effective July 22, 2019, at which time all remaining deferred revenue was recognized as we had no further performance obligations. In addition, the Celgene License Agreement was also terminated effective June 3, 2020.
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

Our external research and development and external clinical and regulatory costs for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Vopratelimab	$2,549	$3,757	$11,528	$11,286
JTX-4014	376	329	1,589	2,242
Vopratelimab / JTX-4014 combination	2,189	—	7,912	—
JTX-8064	591	517	624	5,225
JTX-1811	1,849	—	4,069	—
Pre-development candidates	402	292	1,059	546
Total external research and development and clinical and regulatory costs	$7,956	$4,895	$26,781	$19,299
Research and development activities account for a significant portion of our operating expenses. As we continue to implement our business strategy, we expect our research and development expenses to increase over the next several years. We expect that these expenses will increase as we:
•continue our clinical development of vopratelimab, including our Phase 2 SELECT clinical trial of vopratelimab and JTX-4014;
•advance JTX-8064 into clinical trials;
•complete preclinical, IND-enabling and other development activities for JTX-1811 and transition the program to Gilead in accordance with the terms of the Gilead License Agreement;
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

Results of Operations
Comparison of the Three Months Ended September 30, 2020 and 2019
The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
(in thousands)	2020	2019	$ Change
Revenue:
License and collaboration revenue—related party	$—	$119,445	$(119,445)
Operating expenses:
Research and development	18,002	15,115	2,887
General and administrative	7,102	6,483	619
Total operating expenses	25,104	21,598	3,506
Operating (loss) income	(25,104)	97,847	(122,951)
Other income, net	203	1,025	(822)
(Loss) income before provision for income taxes	(24,901)	98,872	(123,773)
Provision for income taxes	2	12	(10)
Net (loss) income	$(24,903)	$98,860	$(123,763)
License and Collaboration Revenue
We did not recognize any license and collaboration revenue for the three months ended September 30, 2020. License and collaboration revenue for the three months ended September 30, 2019 was comprised of $50.0 million of license revenue recognized under the Celgene License Agreement and $69.4 million of collaboration revenue related to the remaining recognition of the upfront payment we received in July 2016 under the Celgene Collaboration Agreement. The Celgene Collaboration Agreement was subsequently terminated effective July 22, 2019, at which time all remaining deferred revenue was recognized as we had no further performance obligations. Prior to the termination of the Celgene Collaboration Agreement, we were recognizing revenue over time as the services related to each performance obligation were rendered.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
(in thousands)	2020	2019	$ Change
Employee compensation	$6,678	$6,021	$657
External research and development	3,341	1,052	2,289
External clinical and regulatory	4,615	3,843	772
Lab consumables	1,489	1,838	(349)
Research consulting	102	214	(112)
Facility costs	1,368	1,488	(120)
Other research	409	659	(250)
Total research and development expenses	$18,002	$15,115	$2,887
Research and development expenses increased by $2.9 million from $15.1 million for the three months ended September 30, 2019 to $18.0 million for the three months ended September 30, 2020. The increase in research and development expenses was primarily attributable to the following:
•$2.3 million of increased external research and development costs, primarily attributable to increased IND-enabling expenses related to JTX-1811;
•$0.8 million of increased external clinical and regulatory costs associated with our SELECT clinical trial;
•$0.7 million of increased employee compensation costs primarily arising from increased payroll and related expenses;
•partially offset by $0.3 million of decreased lab consumables costs; and

•$0.3 million of decreased other research costs, primarily attributable to reduced travel expenses resulting from COVID-19 travel limitations.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
(in thousands)	2020	2019	$ Change
Employee compensation	$3,707	$2,950	$757
Professional services	1,326	1,278	48
Facility costs	1,057	1,157	(100)
Other	1,012	1,098	(86)
Total general and administrative expenses	$7,102	$6,483	$619
General and administrative expenses increased by $0.6 million from $6.5 million for the three months ended September 30, 2019 to $7.1 million for the three months ended September 30, 2020. The increase in general and administrative expenses was primarily attributable to $0.8 million of increased employee compensation costs primarily arising from increased payroll and related expenses, partially offset by $0.1 million of decreased facility costs.
Other Income, net
Other income, net, decreased by $0.8 million from $1.0 million for the three months ended September 30, 2019 to $0.2 million for the three months ended September 30, 2020. The decrease in other income, net is attributable to decreased cash available for investment and reduced interest rates due to current market conditions.
Comparison of the Nine Months Ended September 30, 2020 and 2019
The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(in thousands)	2020	2019	$ Change
Revenue:
License and collaboration revenue—related party	$—	$147,872	$(147,872)
Operating expenses:
Research and development	58,671	50,525	8,146
General and administrative	21,867	20,998	869
Total operating expenses	80,538	71,523	9,015
Operating (loss) income	(80,538)	76,349	(156,887)
Other income, net	1,238	3,177	(1,939)
(Loss) income before provision for income taxes	(79,300)	79,526	(158,826)
Provision for income taxes	14	36	(22)
Net (loss) income	$(79,314)	$79,490	$(158,804)
License and Collaboration Revenue
We did not recognize any license and collaboration revenue for the nine months ended September 30, 2020. License and collaboration revenue for the nine months ended September 30, 2019 was comprised of $50.0 million of license revenue recognized under the Celgene License Agreement and $97.9 million of collaboration revenue related to the remaining recognition of the upfront payment we received in July 2016 under the Celgene Collaboration Agreement. The Celgene Collaboration Agreement was subsequently terminated effective July 22, 2019, at which time all remaining deferred revenue was recognized as we had no further performance obligations. Prior to the termination of the Celgene Collaboration Agreement, we were recognizing revenue over time as the services related to each performance obligation were rendered.

Research and Development Expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(in thousands)	2020	2019	$ Change
Employee compensation	$21,508	$18,720	$2,788
External research and development	7,565	7,423	142
External clinical and regulatory	19,216	11,876	7,340
Lab consumables	4,472	5,324	(852)
Research consulting	370	778	(408)
Facility costs	4,169	4,368	(199)
Other research	1,371	2,036	(665)
Total research and development expenses	$58,671	$50,525	$8,146
Research and development expenses increased by $8.1 million from $50.5 million for the nine months ended September 30, 2019 to $58.7 million for the nine months ended September 30, 2020. The increase in research and development expenses was primarily attributable to the following:
•$7.3 million of increased external clinical and regulatory costs were primarily associated with our SELECT clinical trial;
•$2.8 million of increased employee compensation costs primarily attributable to increased payroll and related expenses, including bonus and stock-based compensation;
•partially offset by $0.9 million of decreased lab consumables costs; and
•$0.7 million of decreased other research costs, primarily attributable to reduced travel expenses resulting from COVID-19 travel limitations.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(in thousands)	2020	2019	$ Change
Employee compensation	$11,570	$10,271	$1,299
Professional services	3,761	3,721	40
Facility costs	3,253	3,437	(184)
Other	3,283	3,569	(286)
Total general and administrative expenses	$21,867	$20,998	$869
General and administrative expenses increased by $0.9 million from $21.0 million for the nine months ended September 30, 2019 to $21.9 million for the nine months ended September 30, 2020. The increase in general and administrative expenses was attributable to $1.3 million of increased employee compensation costs primarily arising from increased payroll and related expenses, partially offset by $0.3 million of decreased other general and administrative costs to support our operations and $0.2 million of decreased facility costs.
Other Income, net
Other income, net, decreased by $1.9 million from $3.2 million for the nine months ended September 30, 2019 to $1.2 million for the nine months ended September 30, 2020. The decrease in other income, net is attributable to decreased cash available for investment and reduced interest rates due to current market conditions.

Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations through gross proceeds from private placements of our convertible preferred stock of $139.1 million, net proceeds from our IPO of $106.4 million, an upfront payment of $225.0 million received in connection with the Celgene Collaboration Agreement, an upfront payment of $50.0 million received in connection with the Celgene License Agreement and net proceeds from our ATM Offering of $5.2 million. As of September 30, 2020, we had cash, cash equivalents and investments of $105.3 million. In addition, we received gross proceeds of an upfront payment of $85.0 million in connection with the Gilead License Agreement, and proceeds of $35.0 million from the sale of our common stock to Gilead, both of which were received in October 2020.
In December 2019, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $50.0 million under the ATM Offering. The Sales Agreement provides that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. From the initiation of the ATM Offering through September 30, 2020, we have sold an aggregate of 648,845 shares at an average price of $8.54 per share for net proceeds of $5.2 million after deducting sales commissions and offering expenses.
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
Due to our significant research and development expenditures, we have accumulated substantial losses since inception. We have incurred an accumulated deficit of $186.5 million through September 30, 2020. We expect to incur substantial additional losses in the future as we continue to advance our programs. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments of $105.3 million as of September 30, 2020, combined with the $85.0 million upfront payment and the $35.0 million of proceeds from the sale of our common stock to Gilead in October 2020, will enable us to fund our operating expenses and capital expenditure requirements into 2023. However, we have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our capital resources sooner than we expect. The timing and amount of our operating expenditures will depend largely on:
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
•the progress and success of our exclusive license of JTX-1811 to Gilead; and
•the terms and timing of any other collaboration, license or other arrangement, including the terms and timing of any option and milestone payments thereunder.
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
Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(67,128)	$(11,530)
Investing activities	79,029	29,681
Financing activities	1,961	345
Net increase (decrease) in cash, cash equivalents and restricted cash	$13,862	$18,496
Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2020 was $67.1 million, compared to net cash used in operating activities of $11.5 million for the nine months ended September 30, 2019. Cash used in operations increased by $55.6 million primarily due to the $50 million upfront payment received under the Celgene License Agreement during the nine months ended September 30, 2019 and an increase in operating expenses during the nine months ended September 30, 2020.
Cash Provided by Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2020 was $79.0 million, compared to net cash provided by investing activities of $29.7 million for the nine months ended September 30, 2019. Cash provided by investing activities increased by $49.3 million primarily due to decreased purchases of investments during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Proceeds received from maturities of investments were either re-invested or used to fund operations.

Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2020 was $2.0 million, compared to net cash provided by financing activities of $0.3 million for the nine months ended September 30, 2019. Cash provided by financing activities increased by $1.6 million primarily due to proceeds received from our ATM Offering during the nine months ended September 30, 2020.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
COVID-19 was declared a pandemic by the World Health Organization in March 2020. In response to the spread of COVID-19, we have restricted access to our headquarters by limiting the number of staff in any given research and development laboratory and office space, and directing and then recommending our employees who are able to work remotely to continue their work outside of our office. We believe the COVID-19 pandemic has had, and may continue to have, an impact on our clinical trials. For example, the initiation of the Phase 2 SELECT trial was modestly affected by COVID-19. As a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, clinical trials and preclinical studies, including:
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
•interruption or delays in the operations of the Food and Drug Administration, or the FDA, or comparable foreign regulatory authorities, which may impact clinical trial timelines or approval timelines;
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
Our other efforts have been invested in early stage, preclinical and earlier development programs. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our current and/or future product candidates, which may never occur. We currently generate no revenues from sales of any products, and we may never be able to develop or commercialize a marketable product. In October 2020, we granted an exclusive license for the development, manufacture and commercialization of JTX-1811 to Gilead Sciences, Inc., or Gilead, and we may never receive any payments from Gilead for the achievement of development, regulatory or commercial milestones, or royalties from potential future sales of JTX-1811. Our current and future product candidates will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenues from product sales. In addition, our product development programs contemplate the development of companion diagnostics and/or complementary diagnostics, which are assays or tests to identify an appropriate patient population. Complementary diagnostics and companion diagnostics are subject to regulation as medical devices and, if there are no adequate companion diagnostics and/or complementary diagnostics currently on the market for our product candidates, we may elect to advance a diagnostic and that diagnostic would have to be approved or cleared for marketing by the FDA or comparable foreign regulatory agencies before we could commercialize it. The success of our current and future product candidates will depend on several factors, including the following:
•successful completion of preclinical studies and advancement to clinical development of our product candidates;
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
Our product candidates vopratelimab and JTX-4014 are clinical-stage programs and JTX-8064, JTX-1811 and future product candidates are in preclinical or earlier stages of development. The risk of failure at any stage of clinical or preclinical development is high. It is impossible to predict when or if our current and future product candidates will prove effective and safe in humans and will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our current and future product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete or may be delayed and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development and testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Our preclinical studies and clinical trials may not be successful.
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
•competitors may obtain regulatory approval ahead of us for antibodies similar to ours, preventing us from obtaining regulatory approval despite positive clinical data;
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
If unacceptable toxicities arise in the development of our current and future product candidates, we or an existing or future collaborator or licensee could suspend or terminate clinical trials, or the FDA or comparable foreign regulatory authorities could order us, a collaborator or licensee to cease clinical trials or deny approval of our current and future product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, particularly outside of our collaborators or licensees, as toxicities resulting from cancer immunotherapies are not normally encountered in the general patient population or by medical personnel. We expect to have to train medical personnel using any of our product candidates to understand the side effect profile of such product candidates for both our ongoing and planned clinical trials and upon commercialization of such product candidates. The inability to recognize and manage the potential side effects of our product candidates could result in patient deaths. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly.
If we encounter difficulties enrolling or retaining patients in our clinical trials, our clinical development activities could be delayed or otherwise be adversely affected.
The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll and retain a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment and retention in our clinical trials for a variety of reasons. The enrollment and retention of patients depend on many factors, including:
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

•our ability to obtain and maintain patient consents for participation in our clinical trials and, where appropriate, biopsies to understand our product candidates better and for future patient enrichment efforts;
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
We may seek a Breakthrough Therapy Designation or Fast Track Designation for our current and future product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Fast Track Designation may be available if a product is intended for the treatment of a serious or life-threatening condition, and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition. Drugs that receive Breakthrough Therapy Designation or Fast Track Designation by the FDA are eligible for accelerated approval and priority review.
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
Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020. Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached.  Much remains open and if no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption. The Prime Minister has also indicated that the UK will not accept high regulatory alignment with the EU.
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
We will depend on Gilead to develop, manufacture and commercialize JTX-1811 and may depend on additional third parties for the development and commercialization of our other product candidate programs. If these programs are not successful, we may not receive significant payments from such third parties or we may not be able to capitalize on the market potential of these product candidates.
In August 2020, we entered into a License Agreement, or the Gilead License Agreement, with Gilead pursuant to which we granted Gilead an exclusive, worldwide license to develop, manufacture and commercialize JTX-1811 at the closing. The Gilead License Agreement provides for potential payments to us from Gilead upon the achievement of specified development, regulatory and sales milestones, and potential royalty-based revenue if JTX-1811 is successfully commercialized. As a result of this license, we will not control the nature, timing or cost of bringing JTX-1811 to market. We cannot provide any assurance with respect to the success of the license, and we may never receive any milestone or royalty payments pursuant to the Gilead License Agreement.
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
Collaborations and other strategic transactions, including licensing arrangements, involving our product candidates pose the following risks to us:
•Collaborators, including licensors, have significant discretion in determining the efforts and resources that they will apply to these collaborations. For example, after the clearance of an Investigational New Drug application for JTX-1811 by the FDA or an earlier date specified by Gilead, development and commercialization plans and strategies for JTX-1811 will be conducted by Gilead.
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
•Collaborators may in-license, own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop, commercialize, enforce, maintain or defend such intellectual property. For example, Gilead has the first right to enforce, maintain or defend our intellectual property rights for JTX-1811 under the Gilead License Agreement.
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
We may also be restricted under existing agreements from entering into future agreements on certain terms with potential collaborators. For example, under the Gilead License Agreement, we have granted worldwide exclusive rights to Gilead for any antibody or other agent that is specifically directed to CCR8, and this exclusivity would limit our ability to enter into future strategic collaborations with other partners.
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
We are a clinical-stage biopharmaceutical company with a limited operating history, and we are in the early stages of our development efforts. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain marketing approval and become commercially viable. We have financed our operations primarily through the sale of equity securities and through our license and collaboration arrangements with Celgene and Gilead. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our product candidates and discovery programs. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations.
While we recognized net income of $56.8 million for the year ended December 31, 2019 as a result of revenue recognized under our agreements with Celgene, we incurred a net loss of $79.3 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $186.5 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, our current and future product candidates.
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
•completing preclinical development of JTX-8064 and JTX-1811 and clinical development of JTX-8064;
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
Our operations have consumed substantial amounts of cash since inception. As of September 30, 2020, our cash, cash equivalents and investments were $105.3 million. We expect to continue to spend substantial amounts to continue the clinical development of vopratelimab and JTX-4014 and preclinical and clinical development of JTX-8064 and future product candidates. If we are able to gain marketing approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize those product candidates to the extent that such launch and commercialization are not the responsibility of a collaborator or a licensee. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and future product candidates. Our future capital requirements depend on many factors, including:
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
Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments of $105.3 million as of September 30, 2020, combined with the $85.0 million upfront payment and the $35.0 million of proceeds from the sale of our common stock to Gilead in October 2020, will enable us to fund our operating expenses and capital expenditure requirements into 2023.
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
Our commercial success depends on our ability, and at times, the ability of our licensors and current or future licensees and collaborators to develop, manufacture, market, and sell our product candidates, and use our licensors’ proprietary technologies without infringing the property rights of third parties. For example, we have entered into an exclusive license agreement with Sloan Kettering Institute for Cancer Research, Memorial Sloan Kettering Cancer Center and Memorial Hospital for Cancer and The University of Texas MD Anderson Cancer Center related to certain uses of our vopratelimab, and we may enter into additional licenses in the future. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all our licenses.
In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications covering the technology that we license to or from third parties. For example, under the Gilead License Agreement, Gilead has the first right to enforce, maintain or defend our intellectual property rights with respect to JTX-1811. In such cases, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If Gilead or any other of our licensors or licensees fail to prosecute, maintain, enforce and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize our product candidates that are the subject of such licensed rights could be adversely affected. Furthermore, our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties.
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
Moreover, many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business and results of operations may be adversely affected.
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
As of September 30, 2020, we had 129 full-time employees, including 98 employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
As of September 30, 2020, our executive officers and directors, combined with our stockholders who owned more than five percent of our outstanding common stock, and their affiliates, beneficially owned approximately 53 percent of our outstanding common stock. As a result, these stockholders, if they act together, could be able to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:
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
•the success of our exclusive license to Gilead and our ability to establish and maintain other collaborations, licensing or other arrangements;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 16, 2020, we sold 5,539,727 shares (the “Shares”) of our common stock to Gilead Sciences, Inc., or Gilead, at a purchase price of $6.318 per share, for aggregate cash consideration of $35.0 million, pursuant to a stock purchase agreement.
The Shares were sold to Gilead pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.
Item 5. Other Information.
On November 2, 2020, Robert Tepper, M.D. notified the chairman of the board of directors of the Company of his intent to resign as a director, effective November 6, 2020. Dr. Tepper’s decision to resign was not related to any disagreement with the Company.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1*#	License Agreement by and between the Registrant and Gilead Sciences, Inc., dated as of August 31, 2020
10.2*#	Stock Purchase Agreement by and between the Registrant and Gilead Sciences, Inc. dated as of August 31, 2020
10.3*#	Registration Rights Agreement by and between the Registrant and Gilead Sciences, Inc., dated as of August 31, 2020
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith
+	Furnished herewith
#	Portions of this Exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOUNCE THERAPEUTICS, INC.

Date: November 6, 2020	By:	/s/ Kim C. Drapkin
Kim C. Drapkin
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)