Form 10-K
period 2020-12-31
Jounce Therapeutics, Inc.
filed 2021-02-25
CIK 1640455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
FORM 10-K
________________________________________________________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

    Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

    As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $117,863,213, based upon the closing price of the registrant’s Common Stock on June 30, 2020.
    As of February 19, 2021, there were 45,393,561 shares of common stock, $0.001 par value per share, outstanding.
Documents Incorporated by Reference
    Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to its 2021 Annual Meeting of Stockholders to be filed within 120 days of the end of the registrant’s fiscal year ended December 31, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•our plans and expectations in light of the COVID-19 pandemic and its impacts on our operations and global healthcare systems;
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
Summary of Risk Factors
Below is a summary of the principal risk factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.
•The ongoing COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, including our clinical trials, supply chain and preclinical studies.
•We are early in our development efforts. If we are unable to advance our product candidates through clinical development, advance future product candidates to clinical development or obtain marketing approval and ultimately commercialize any product candidates, our business will be materially harmed.
•Clinical product development involves a lengthy and expensive process, with an uncertain outcome. We will incur additional costs in connection with, and may experience delays, in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
•If we encounter difficulties enrolling or retaining patients in our clinical trials, our clinical development activities could be delayed or otherwise be adversely affected.
•Because we rely on third-party manufacturing and supply partners, our supply of research and development, preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.
•We rely and expect to continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, our business could be substantially harmed.
•We face significant competition. If our competitors develop and market products that are more effective, safer or less expensive than any of our product candidates, our commercial opportunities will be negatively impacted.
•We rely on our Translational Science Platform to identify and develop product candidates. Our competitive position could be materially harmed if our competitors develop a platform similar to our Translational Science Platform and develop rival product candidates.
•We will depend on Gilead to develop, manufacture and commercialize JTX-1811 and may depend on additional third parties for the development and commercialization of our other product candidate programs.
•We may develop companion diagnostics and/or complementary diagnostics for our product candidates. If we are unable to successfully develop such companion diagnostics or complementary diagnostics, or experience significant delays in doing so, we may not realize the full commercial potential of our current or future product candidates.
•We have accumulated significant losses since our inception and anticipate that we will continue to incur substantial net losses in the foreseeable future.

•We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
•If we are unable to obtain, maintain and protect our intellectual property rights for our product candidates or if our intellectual property rights are inadequate, our competitive position could be harmed.
•If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.
•We are highly dependent on our key personnel, and if we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
•The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.
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

PART I
Item 1. Business
Overview
We are a clinical-stage immunotherapy company dedicated to transforming the treatment of cancer by developing therapies that enable the immune system to attack tumors and provide long-lasting benefits to patients. Our strategy is to use a biomarker-driven approach from discovery through clinical development. We have developed a suite of integrated technologies that comprise our Translational Science Platform, enabling us to comprehensively interrogate the cellular and molecular composition of tumors. By focusing on specific cell types, both immune and non-immune, within tumors, we can prioritize targets and then identify related biomarkers designed to match the right therapy to the right patient. Our pipeline is focused on product candidates to address PD-(L)1-inhibitor resistant and PD-(L)1 inhibitor sensitive tumors, which represent significant opportunities requiring different biological approaches. We aim to develop product candidates that address the unmet medical need of patients in both of these populations.
Our highest priority program, JTX-8064, is being developed for patients with either PD-(L)1-inhibitor resistant or PD-(L)1 inhibitor sensitive tumors. JTX-8064 is the first tumor-associated macrophage candidate to emerge from our Translational Science Platform. JTX-8064 is an antibody that binds to Leukocyte Immunoglobulin Like Receptor B2, or LILRB2 (also known as ILT4), which is a cell surface receptor expressed on macrophages. In January 2021, we began enrollment in the INNATE trial, our Phase 1 dose-escalation clinical trial of JTX-8064 as a monotherapy and in combination with either our PD-1 inhibitor, JTX-4014, or pembrolizumab in patients with advanced solid tumors. Our goal is to advance this program rapidly, and, as a result, INNATE is a proof-of-concept trial that includes indication-specific expansion cohorts.
Vopratelimab is a clinical-stage monoclonal antibody that binds to and activates the Inducible T cell CO-Stimulator, or ICOS, a protein on the surface of certain T cells commonly found in many solid tumors. We are currently enrolling patients in the SELECT trial, which is evaluating vopratelimab in combination with JTX-4014, our anti-PD-1 antibody, compared to JTX-4014 alone in biomarker-selected, immunotherapy-naive second-line non-small cell lung cancer, or NSCLC, patients. We identify patients for SELECT using TISvopra , an 18 gene signature that includes genes relevant to both CD8 and CD4 T cell biology. TISvopra has been optimized to predict for emergence of ICOS hi CD4 T cells in the peripheral blood, which have been associated with clinical benefit in patients treated with vopratelimab alone or in combination with nivolumab. SELECT is a randomized Phase 2 clinical trial outside the United States, and we dosed the first patient in October 2020. Due to COVID-19-related delays, we now expect to report clinical data from SELECT in 2022.
JTX-4014 is a clinical-stage anti-PD-1 antibody that we are developing primarily for potential use in combination with our product candidates, as we believe that combination therapy has the potential to be a mainstay of cancer immunotherapy. We presented safety and preliminary efficacy data from a Phase 1 clinical trial of JTX-4014 monotherapy in 2019. Based on the results of that clinical trial, we are using JTX-4014 in combination with vopratelimab in SELECT, and we plan to use JTX-4014 in combination with JTX-8064 in INNATE.
JTX-1811 is the most recent product candidate to emerge from our Translational Science Platform, and in August 2020, we entered into an agreement to exclusively license JTX-1811 to Gilead Sciences, Inc., or Gilead. JTX-1811 is a monoclonal antibody that is designed to selectively deplete T regulatory cells in the tumor microenvironment, or TME, by targeting a receptor called CCR8, which is preferentially expressed on intra-tumoral T regulatory cells.
With our biomarker-driven approach, we leverage our Translational Science Platform to interrogate cell types within the human TME and to identify and prioritize targets across a broad spectrum of immune and non-immune cell types. In addition, early in the development process, we use our Translational Science Platform to identify potential predictive biomarkers to enable us to enrich our clinical trials for patient populations that may be more likely to respond to a particular immunotherapy. Once clinical data is available for a product candidate, we then use a reverse translational approach to interrogate tumor and blood samples from patients with known outcomes. By using these reverse translational findings, we believe we are better able to design clinical trials and more efficiently develop cancer immunotherapies that potentially provide greater benefit to patients. We believe that the biomarker results, coordinated to clinical response, will assist with determining the utility of proceeding to the use of a companion diagnostic and/or complementary diagnostic for a given therapy.
Our Strategy
We aim to build a multi-product company that discovers, develops and commercializes first-in-class and/or best in class novel therapeutics and combination approaches for patients who are less likely to respond, or who have experienced limited or no response, to currently-approved therapies. Key elements of our strategy include:
•Aggressively develop our product candidates, and potential future product candidates, using a biomarker-driven approach and reverse translational analysis aimed at bringing the right immunotherapy to the right patients;

•Continue investment in our Translational Science Platform to enhance our understanding of the TME, as we look to broaden the benefit of immunotherapy through targeting additional cell types;
•Address the unmet need of cancer patients with tumors unresponsive to T effector cell-directed therapies by focusing our discovery efforts on other cell types within the TME; and
•Expand our pipeline by leveraging our internal discovery platform and/or in-licensing new technologies, product candidates and methodologies.
Immuno-Oncology Overview
Historically, cancer treatments have focused on either killing or arresting the proliferation of the tumor cells themselves. However, fundamental work pioneered by one of our founders, Dr. James Allison, led to the discovery of one of the first immune cell checkpoint therapies. In 2018, Dr. Allison was awarded the Nobel Prize in Physiology or Medicine for his work related to the discovery of cancer therapy by inhibition of negative immune regulation. Immune checkpoint inhibitors show promise in treating various cancers, including immunotherapies that bind to the PD-1 or PD-L1 receptor on certain T cells, and are approved in multiple cancer types and across different lines of therapy.
Even with the success of these antibodies that bind to PD-1 or PD-L1, known as PD-1 checkpoint inhibitors, there is still a significant unmet medical need for patients who fail to respond to or respond and later relapse on these therapies. The interplay between the immune system and cancer is dynamic and as more patients, in an expanded set of indications, are being exposed to cancer immunotherapies we are learning about the factors that may contribute to a lack of response or a failed response. Biological approaches—beyond those focused on CD8 biology—may be needed to address the unmet medical need of cancer patients who do respond to and relapse after receiving PD-1 checkpoint inhibitors. Reasons for resistance to immunotherapy may include a lack of appropriate immune cells in the TME, such as the absence of T effector cells, or the presence of immunosuppressive cells, such as T regulatory cells or tumor associated macrophages. Additionally, a tumor may initially respond to a PD-1 checkpoint inhibitor, but other immune checkpoints may emerge or an acquired resistance to the particular immunotherapy may occur, for example through genetic alterations in key T cell signaling pathways. In these cases, therapeutic approaches that utilize new mechanisms and target cell types other than T effector cells within the TME may restore or broaden the applicability of cancer immunotherapies. We believe LILRB2 may function as an immune checkpoint for macrophages, and its activation, through ligand binding, may suppress anti-tumor immune responses. We believe that by inhibiting LILRB2’s interaction with its ligands, our lead macrophage program, JTX-8064, may have the potential to restore the activity of PD-1 checkpoint inhibitors in otherwise resistant settings. For patients who have benefited from cancer immunotherapies, data emerging from clinical studies with PD-1 checkpoint inhibitors suggests the importance of a biomarker-driven patient-enrichment strategy, like that used for pembrolizumab, in first-line NSCLC patients and in second line microsatellite-instability-high, or MSI-H, cancer patient populations. Additional highlights of the evolving immunotherapy landscape include longer-lasting responses as compared to chemotherapy and that these longer-lasting responses can be improved with combination therapy.
Our Translational Science Platform enables both the identification and prioritization of targets across a broad spectrum of immune and non-immune cell types and the identification of potential biomarkers to inform our clinical development strategy. We believe this platform may position us to address multiple pathways and indications, including those that may be important in colder tumors, and to identify the most appropriate indications and most responsive patient populations for our new immunotherapies. By taking this dual approach, we believe we may be able to address areas of unmet need, particularly in the combination setting.
The promise of long-lasting benefit to cancer patients has led to heightened enthusiasm for these types of immunotherapy products and the rapid expansion of the market opportunity. The current market for PD-1/PD-L1 therapies is estimated to be $33 billion, and the overall market for immunotherapy is expected to expand over the next five years, with a 2026 market size estimated to be $63 billion across solid and blood-based tumors according to market reports.

Our Product Pipeline
We are developing a pipeline of immunotherapies that we believe will provide a meaningful and long-lasting benefit to cancer patients. We plan to develop each of these as a single agent and/or in combination with other therapies, as applicable. The following table depicts our current pipeline:

Jounce Immunotherapy Pipeline

Program	Target	Biology	Discovery	Preclinical IND Enabling	Clinical Phase 1	Clinical Phase 2	Clinical Phase 3
Development Programs							
Vopratelimab	ICOS	CD4 T cell focused	SELECT (PD-(L)1i naïve patients)				
JTX-4014	PD-1	CD8 T cell focused	SELECT (Ph. 2) & INNATE (Ph. 1)				
JTX-8064	LILRB2 (ILT4)	Suppressive macrophage	INNATE (PD-(L)1i experienced & naïve patients)				
JTX-1811	CCR8	T-regulatory	GILEAD				
Discovery Programs							
Not Disclosed		Myeloid					
Not Disclosed		Stroma					
Not Disclosed		PD-(L)1i resistance mechanisms					

Jounce Wholly Owned

Development Programs
JTX-8064: An Anti-LILRB2 (ILT4) Monoclonal Antibody Designed to Reprogram Macrophages
JTX-8064 is a humanized IgG4, anti-LILRB2 monoclonal antibody designed to reprogram macrophages. Specifically, it binds to Leukocyte Immunoglobulin Like Receptor B2 (LILRB2/ILT4) and block interactions with its ligands. We are currently assessing JTX-8064 in INNATE, a Phase 1 clinical study of JTX-8064 as a monotherapy and in combination with either JTX-4014 or pembrolizumab. We began enrolling patients in INNATE in January 2021, and indication-specific expansion cohorts are planned in this proof-of-concept trial. INNATE will assess pharmacodynamic and potential predictive biomarkers with the aim of informing the future clinical development of JTX-8064.
JTX-8064 is the first tumor-associated macrophage candidate developed from our Translational Science Platform. When LILRB2 binds to HLA molecules, including HLA-G, on cancer cells and macrophages, it induces an immunosuppressive state in the macrophages. In preclinical studies, JTX-8064 inhibited this immunosuppressive interaction, reprogramming the macrophages to a more immuno-stimulatory state. We believe therapies targeting these innate immune cells may have the potential to benefit patients with tumors that are less likely to respond to existing T cell-focused approaches.
Vopratelimab: An Anti-ICOS Monoclonal Antibody Immunotherapy
Vopratelimab is a clinical-stage monoclonal antibody that binds to and activates ICOS, a protein on the surface of certain T cells. We believe that vopratelimab’s mechanism of action engages CD4 T cells and enables a different element of the immune response than PD-1 checkpoint inhibitors, which act primarily on CD8 T cells. The design of our ongoing Phase 2 SELECT clinical trial was informed by data suggesting that high expression of ICOS per T cell is necessary for vopratelimab to drive the activation of T effector cells. SELECT aims to determine whether vopratelimab can enhance the therapeutic benefit of PD-1 inhibitors in TISvopra biomarker-selected patients.
We initiated SELECT in October 2020 to assess vopratelimab in combination with JTX-4014 compared to JTX-4014 alone. SELECT is a randomized trial outside the United States with TISvopra biomarker-selected, immunotherapy-naive second-line NSCLC patients. The TISvopra biomarker is a baseline tumor RNA signature with a threshold optimized for the emergence of peripheral ICOS hi CD4 T cells, a vopratelimab pharmacodynamic biomarker associated with clinical benefit and not associated with PD-1 inhibitor therapy. We identified TISvopra through a reverse translational analysis of tumor biopsies in a subset of patients in our ICONIC Phase 1/2 clinical trial, in whom CD4 T cell populations were analyzed for ICOS levels. This indicated an association between the emergence of ICOS hi CD4 T cells and TISvopra. When TISvopra was applied retrospectively to clinical outcomes, it also appeared predictive of improved response rate, six- and nine-month progression free survival and overall survival. We believe selecting patients by using TISvopra has the potential to identify patients who may be more responsive to vopratelimab, and those who may be more responsive to JTX-4014. Although both trial arms may benefit from TISvopra patient selection, the SELECT trial is powered to demonstrate the statistical superiority of vopratelimab plus JTX-4014 compared to JTX-4014 alone. Due to delays attributable to the COVID-19 pandemic, we now expect to report clinical data from SELECT in 2022.
We also assessed vopratelimab in two Phase 2 trials, EMERGE and ICONIC. Although neither EMERGE nor ICONIC met pre-specified criteria for continuation of enrollment in the patient populations studied, this clinical data informed the biomarker approach we are using in SELECT. We intend to follow the EMERGE patients still on study and complete the analysis of biomarker data. In ICONIC, all responders remained on study for more than one year, including three responders to vopratelimab plus nivolumab who have remained on study for more than three years. These responses were accompanied by persistence of high levels of ICOS hi CD4 T cells in the blood. Response rate, progression free survival, and overall survival were improved in patients with on-treatment emergence of ICOS hi CD4 T cells, whom we refer to as ICOS hi, compared with those patients without the cells, whom we refer to as ICOS lo, and with the overall study population. Furthermore, in a separate analysis of blood samples from responding and non-responding patients who received PD-1 checkpoint inhibitor monotherapy treatment, no emergence of ICOS hi CD4 T cells was observed, suggesting that the emergence of this cell population is attributable to activity of vopratelimab. Vopratelimab demonstrated an acceptable safety profile in these trials.
JTX-4014: An Anti-PD-1 Antibody for Combination Therapy
Combination therapy aimed at multiple targets has become an important element of immunotherapy development efforts with the goal of creating improved, long-lasting responses. PD-1 checkpoint inhibitors are anticipated to play a key role in combination therapies. For this reason, we are developing our own anti-PD-1 antibody, JTX-4014, primarily for use in combination with future product candidates. We believe this will give us greater flexibility to develop our pipeline of therapies. For example, in SELECT, our goal is to evaluate the efficacy of JTX-4014 alone and in combination with vopratelimab in a biomarker-selected patient population. Additionally, we plan to use JTX-4014 in combination with JTX-8064 in INNATE.
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
JTX-1811: An Anti-CCR8 Monoclonal Antibody Designed to Deplete Tumor T regulatory Cells
JTX-1811 is the most recent product candidate to emerge from our Translational Science Platform, and, in October 2020, we entered into an agreement to exclusively license JTX-1811 to Gilead Sciences, Inc., or Gilead. JTX-1811 is an anti-CCR8 monoclonal antibody designed to selectively deplete intra-tumoral T regulatory cells in the TME. T regulatory cells suppress anti-tumor immune responses, and by depleting these immunosuppressive cells, we aim to foster more productive immune responses within the tumor microenvironment. Therapies targeting T regulatory cells may play an important role in addressing the growing unmet need in cancer patients who do not respond to currently-approved immunotherapies and these T regulatory cell therapies may have the potential to complement existing approaches that focus on T effector cells. We are currently conducting IND-enabling activities for JTX-1811, with the goal of filing an investigational new drug application, or IND, in the first half of 2021. Under the terms of our agreement, we will advance JTX-1811 until the clearance of an IND application or an earlier date specified by Gilead, at which time the program will be transitioned to Gilead.
Discovery Programs
With our focus on bringing the right immunotherapy to the right patients, we continue to invest in our Translational Science Platform as we believe that the systematic interrogation of the immune make-up of human tumors gives us the ability to target different cell types within the TME beyond the T effector cells that are the focus of currently-approved therapies. We can also use our Translational Science Platform and biomarker efforts to inform our clinical strategy by identifying specific patient populations within or across different types of cancer. This may enable us to fully exploit the promise of immunotherapy in cancer by allowing us to pursue tumor types not currently served by therapies that target the T effector arm of the adaptive immune system, as well as potentially convert the TME from an immunosuppressive environment to an immune activating environment and tailor our approach to both PD-(L)1-inhibitor resistant and PD-(L)1-inhibitor sensitive tumors.

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
We are leveraging our Translational Science Platform to systematically and comprehensively interrogate cell types within the TME, including myeloid cells such as macrophages, T regulatory cells and non-immune cells, such as stromal cells, with the goal of enabling us to develop therapies for patients who have yet to benefit from immunotherapies.
License Agreements
Gilead License Agreement
On August 31, 2020, we entered into an exclusive license agreement with Gilead, or the Gilead License Agreement, granting Gilead a worldwide and exclusive license to develop, manufacture and commercialize JTX-1811 and certain derivatives thereof, as well as backup antibodies defined within the agreement. Concurrently with the license agreement, we entered into a stock purchase agreement with Gilead, or the Stock Purchase Agreement, and a registration rights agreement. The agreements with Gilead were subject to review under the Hart-Scott Rodino Antitrust Improvements Act of 1976 and other customary closing conditions, and became effective on October 16, 2020, the closing date of the transaction.
Under the terms of the Gilead License Agreement and Stock Purchase Agreement, Gilead paid us a one-time, non-refundable upfront payment of $85.0 million and $35.0 million for an equity investment. Under the terms of our agreement, we will advance JTX-1811 until the clearance of an IND application or an earlier date specified by Gilead, at which time the program will be transitioned to Gilead. We are entitled to receive payments from Gilead upon the achievement of specified clinical, regulatory and sales milestones, including potential clinical development and regulatory milestone payments up to an aggregate total of $510.0 million and potential sales milestone payments up to an aggregate total of $175.0 million. We are also eligible to receive tiered royalty payments based on a percentage of annual worldwide net sales ranging from the high-single digits to mid-teens, based on future annual net sales of licensed products, on a licensed product-by-licensed product and country-by-country basis.
Unless terminated earlier in accordance with its terms, the Gilead License Agreement provides that it will expire (i) on a licensed product-by-licensed product and country-by-country basis on the date of the expiration of the royalty term with respect to such licensed product in such country and (ii) in its entirety upon the expiration of all applicable royalty terms with respect to the licensed products in all countries, following which the applicable licenses under the Gilead License Agreement will become fully paid-up, perpetual, irrevocable and royalty-free. Gilead may terminate the Gilead License Agreement for convenience, in its sole discretion, in its entirety or on a product-by-product or region-by-region basis, at any time with prior written notice to us.
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
Celgene was subsequently acquired by Bristol Myers Squibb, or BMS, in November 2019. As part of its Celgene integration process, BMS streamlined its pipeline to address areas of overlap. As a result, Celgene terminated the Celgene License Agreement effective June 3, 2020, or the Celgene License Agreement Termination Date. As of the Celgene License Agreement Termination Date, we have sole worldwide rights to JTX-8064, and all of our intellectual property rights pertaining to JTX-8064 were reacquired by us.
Manufacturing
We rely on and will continue to rely on our contract manufacturing organizations, or CMOs, for both drug substance and drug product. While we do not plan to develop our own full-scale manufacturing capabilities, we may consider establishing a small, flexible approach for supporting preclinical IND-enabling studies and early clinical trials. As of now, all of our manufacturing is outsourced to well-established third-party manufacturers. We have entered into long-term contracts with CMOs for drug supply of JTX-8064, vopratelimab and JTX-4014.

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
Any product candidates that we successfully develop and commercialize will compete with currently-approved therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products and the ease of use and effectiveness of any companion diagnostics and/or complementary diagnostics. Potentially competitive therapies fall primarily into the following groups of treatment:
•traditional cancer therapies, including chemotherapy and targeted therapies;
•a clinical-stage anti-ILT4 (LILRB2) antibody program, MK-4830, in clinical trials being developed by Merck & Co., Inc., or Merck;
•three clinical-stage anti-ICOS agonist antibody programs in clinical trials, being developed by BMS, GlaxoSmithKline plc and Kymab Group Ltd.;
•a bispecific anti-ICOS and anti-PD-1 antibody program in clinical development being developed by Xencor, Inc.;
•approved immunotherapy antibodies, including an approved anti-CTLA 4 antibody (Yervoy®, marketed by BMS) and approved anti-PD-1/anti-PD-L1 antibodies (Bavencio®, Keytruda®, Libtayo®, Opdivo®, Tecentriq®, and Imfinzi®, marketed by Merck KGaA and Pfizer, Inc., Merck, Regeneron Pharmaceuticals, Inc., BMS, Genentech, Inc. and AstraZeneca PLC, respectively);
•anti-PD-1/anti-PD-L1 immunotherapy antibodies in clinical development;
•other agonist immunotherapy antibodies in clinical development; and
•antibody-drug conjugates and therapies targeting T regulatory cells and B cells, macrophages and other immune cell types that are in clinical development.
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
The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our product candidates. As of February 19, 2021, with respect to JTX-8064 patent rights, we own one pending U.S. non-provisional application, twenty-one pending foreign patents and patent applications within one patent family that covers compositions of matter and methods of use, and we own one issued U.S. patent that covers methods of use. As of February 19, 2021, with respect to vopratelimab patent rights, we own three pending U.S. provisional patent applications, five pending U.S. non-provisional applications, twenty-seven pending foreign patents and patent applications, and five pending

Patent Cooperation Treaty, or PCT, patent applications within ten patent families that cover compositions of matter and methods of use and ICOS-related biomarkers, and we own two issued U.S. patents and five issued foreign patents that cover compositions of matter and methods of use. As of February 19, 2021, with respect to JTX-4014 patent rights, we own one pending U.S. non-provisional application, seventeen pending foreign patent applications, and one pending PCT application within two patent families that cover compositions of matter and methods of use, and we own one issued U.S. patent and one issued foreign patent that covers compositions of matter and methods of use.
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
The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the patent term that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.
We also rely on unpatented know-how, inventions and other proprietary information relating to JTX-8064, vopratelimab, JTX-4014, JTX-1811, our future product candidates and our Translational Science Platform. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property. However, such confidentiality agreements and invention assignment agreements can be breached, and we may not have adequate remedies for any such breach. For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors—Risks Related to Intellectual Property.”
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
Government Regulation
Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, sales, pricing, reimbursement, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products, such as JTX-8064, vopratelimab, JTX-4014, JTX-1811 and future product candidates. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.
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
JTX-8064, vopratelimab, JTX-4014, JTX-1811 and future product candidates must be approved by the FDA through either a New Drug Application, or NDA, or Biologics License Application, or BLA, process before they may be legally marketed in the United States. We expect JTX-8064, vopratelimab, JTX-4014, JTX-1811 and future product candidates to be regulated by the FDA as biologics and require the submission of a BLA prior be being marketed in the United States. The process generally involves the following:
•completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice, or GLP, requirements;

•submission to the FDA of an IND application, which must become effective before human clinical trials may begin;
•approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
•submission to the FDA of an NDA or BLA;
•determination by the FDA within 60 days of its receipt of an NDA or BLA to accept the filing for review;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug or biologic will be produced to assess compliance with current good manufacturing practices, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug or biologic’s identity, strength, quality and purity;
•potential FDA audit of the preclinical and/or clinical trial sites that generated the data in support of the NDA or BLA;
•FDA review and approval of the NDA or BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug or biologic in the United States; and
•compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.
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
Clinical Trials
The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators in accordance with GCP requirements, including the requirement that all research subjects provide their informed consent. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, an IRB for each institution at which the clinical trial will be conducted must review and approve the protocol before a clinical trial commences at such institution, approve the information regarding the trial and the consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee. This group provides authorization as to whether or not a trial may move forward at designated check points based on available data from the study. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.
Clinical trials generally are conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, which may overlap.
•Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the drug.
•Phase 2 clinical trials involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified, and a preliminary evaluation of efficacy is conducted.
•Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.
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
Clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients. Results from one trial are not necessarily predictive of results from later trials. Concurrent with clinical trials, companies usually complete additional animal studies and must develop additional information about the chemistry and physical characteristics of the drug or biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that JTX-8064, vopratelimab, JTX-4014, JTX-1811 and future product candidates do not undergo unacceptable deterioration over their shelf life.
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
Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA or BLA must be accompanied by a user fee. Under federal law, the submission of most applications is subject to an application user fee, which for federal fiscal year 2021 is $2,875,842 for an application requiring clinical data. The sponsor of an approved application is also subject to an annual program fee, which for fiscal year 2021 is $336,432. These fees may be increased or decreased annually, and fee waivers, reductions or deferrals are available in certain circumstances.
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
The FDA may also place other conditions on approvals, including imposing limitations on the uses for which the product may be marketed, requiring that warning statements be included in the product labeling, requiring that additional studies be conducted following approval as a condition of the approval, imposing restrictions and conditions on product distribution, prescribing or dispensing in the form of a REMS or otherwise limiting the scope of any approval. Product approvals may be withdrawn for non-compliance with regulatory requirements or if problems occur following initial marketing.
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
U.S. Patent Term Restoration and Non-Patent Exclusivity
Depending upon the timing, duration and specifics of FDA approval of JTX-8064, vopratelimab, JTX-4014, JTX-1811 and future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The United States Patent and Trademark Office, or USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.
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
A reference biological product is granted twelve years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. It is necessary to determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity and, for subsequent applications, such determinations are made a case-by-case basis with data submitted by the sponsor. As of December 17, 2020, the FDA has approved 29 biosimilar products for use in the United States. No interchangeable biosimilars have been approved.

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
In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new legislation aims at simplifying and streamlining the approval of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one EU Member State will only be required to submit a single application for approval of a clinical trial to a reporting EU Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials. As of January 20, 2021, the website of the European Medicines Agency reported that the new Clinical Trials Regulation will be implemented when the clinical trials portal and database goes live, which is expected to be in December 2021.
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
Brexit and the Regulatory Framework in the United Kingdom
The United Kingdom left the European Union on January 31, 2020, which is commonly referred to as Brexit, and in December 2020, the United Kingdom and the European Union agreed on a trade and cooperation agreement, under which the United Kingdom and the European Union will now form two separate markets governed by two distinct regulatory and legal regimes.
Because the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom, as the U.K. legislation now has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact regulatory requirements for medicinal products and devices in the United Kingdom in the long-term. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.
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
In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional, and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. The U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020. On February 10, 2021, the Biden Administration withdrew the Department of Justice’s support for this lawsuit. A ruling by the Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
Human Capital
As of December 31, 2020, we had 128 full-time employees. Of these full-time employees, 39 have Ph.D. or M.D. degrees and 98 are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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
Risks Related to Product Development and Regulatory Process
The ongoing COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, including our clinical trials and preclinical studies.
The COVID-19 pandemic has caused many governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restrictions, heightened border scrutiny and other measures. The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on business and commerce, as supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, have increased dramatically, while demand for other goods and services, such as travel, has fallen. The future progression of the COVID-19 pandemic and its effects on our business and operations are uncertain.
In response to the spread of COVID-19, we have restricted access to our headquarters by limiting the number of staff in our research and development laboratory and office space, and directing and then recommending our employees who are able to work remotely to continue their work outside of our office. We believe the COVID-19 pandemic has had, and may continue to have, an impact on our clinical trials. For example, as a result of the COVID-19 pandemic, the timing of our release of clinical data from our SELECT clinical trial has been delayed due in part to difficulty sourcing components for sample-collection kits. As a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, clinical trials and preclinical studies, including:
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
•additional delays or difficulties in completing the analysis of or reporting results from our clinical trials;
•interruption or delays in the operations of the Food and Drug Administration, or the FDA, or comparable foreign regulatory authorities, which may impact clinical trial timelines or approval timelines;
•interruption of, or delays in receiving, supplies of our product candidates and/or supplies used in the conduct of our clinical trials from our contract manufacturing organizations due to raw materials shortages, staffing shortages, production slowdowns or stoppages, disruptions in delivery systems and government restrictions or limitations, such as those imposed by the Defense Production Act;
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

The COVID-19 pandemic continues to evolve. The extent to which the COVID-19 pandemic may further impact our business, clinical trials and preclinical studies and supply chain will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
We are early in our development efforts. If we are unable to advance our product candidates through clinical development, advance future product candidates to clinical development or obtain marketing approval and ultimately commercialize any product candidates or experience significant delays in doing so, our business will be materially harmed.
We are early in our development efforts: JTX-8064, vopratelimab and JTX-4014 are our clinical-stage product candidates, and JTX-1811 and future product candidates are in preclinical or earlier stages of development. We have invested substantially all of our efforts and financial resources in the identification of targets and early stage, preclinical and clinical development of monoclonal antibodies, including the development of JTX-8064, vopratelimab, JTX-4014 and JTX-1811.
Our other efforts have been invested in early stage, preclinical and earlier development programs. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our current and/or future product candidates, which may never occur. We currently generate no revenues from sales of any products, and we may never be able to develop or commercialize a marketable product. In August 2020, we entered into an agreement to grant an exclusive license for the development, manufacture and commercialization of JTX-1811 to Gilead Sciences, Inc., or Gilead, and we may never receive any payments from Gilead for the achievement of development, regulatory or commercial milestones, or royalties from potential future sales of JTX-1811. Our current and future product candidates will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenues from product sales. In addition, our product development programs contemplate the development of companion diagnostics and/or complementary diagnostics, which are assays or tests to identify an appropriate patient population. Complementary diagnostics and companion diagnostics are subject to regulation as medical devices and, if there are no adequate companion diagnostics and/or complementary diagnostics currently on the market for our product candidates, we may elect to advance a diagnostic and that diagnostic would have to be approved or cleared for marketing by the FDA or comparable foreign regulatory agencies before we could commercialize it. The success of our current and future product candidates will depend on several factors, including the following:
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
The risk of failure for our product candidates at any stage of clinical or preclinical development is high. It is impossible to predict when or if our current and future product candidates will prove effective and safe in humans and will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our current and future product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete or may be delayed and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development and testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Our preclinical studies and clinical trials may not be successful.
The FDA or comparable foreign regulatory authorities could change their position on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete more preclinical studies or provide additional data before continuing clinical trials. In the event we are required to satisfy additional FDA requests, the completion of our clinical trials for JTX-8064, vopratelimab and JTX-4014 may be delayed. Successful completion of our clinical trials is a prerequisite to submitting a BLA to the FDA and a Marketing Authorization Application, or MAA, in the European Union for our current and future product candidates and, consequently, the ultimate approval and commercial marketing of our current and future product candidates. We do not know whether any of our clinical trials will be completed on schedule, if at all.
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
•the supply or quality of materials or other materials necessary to conduct clinical trials may be insufficient or inadequate due to supply chain interruptions caused by COVID-19 or other factors;
•the size of the patient population required to validate our biomarker-driven strategy may be larger than we anticipate;
•competitors may obtain regulatory approval ahead of us for products or antibodies similar to ours, preventing us from obtaining regulatory approval despite positive clinical data;
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
We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted or ethics committees, or by the FDA or other regulatory authorities, or recommended for suspension or termination by the data safety monitoring board for such trial. Such authorities or we may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, including those issues or effects seen in other drugs or drug candidates in the class to which our drug candidates belong, failure to demonstrate a benefit from using a product, changes in governmental regulations or lack of adequate funding to continue the clinical trial. Many of the factors that result in a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of our product candidates. Further, regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after such authorities have reviewed and commented on the design for our clinical trials.
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
Our current and future product candidates may cause undesirable side effects or have other properties when used alone or in combination with other approved pharmaceutical products or investigational new drugs that could halt their clinical development, prevent their marketing approval, limit their commercial potential or result in significant negative consequences.
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

Immunotherapy, and its method of action of enabling the body’s immune system, is powerful and could lead to serious side effects that we only discover in clinical trials. Undesirable or clinically unmanageable side effects could occur and cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Unforeseen side effects from our current and future product candidates could arise either during clinical development or, if such side effects are more rare, after our current and future product candidates have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. Although we have observed that vopratelimab and JTX-4014 each have an acceptable safety profile in studies to date, we cannot predict if future clinical trials of our product candidates, including JTX-8064, either alone or in combination with other therapies, will demonstrate safety in humans. If any of our current or future product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain marketing approval, we will not be able to generate revenue and our business will be harmed.
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
We are currently conducting SELECT outside of the United States, and we may conduct future trials in markets outside the United States. Our ability to successfully initiate, enroll and complete a clinical trial in any country outside of the United States is subject to numerous additional risks unique to conducting business in jurisdictions outside the United States, including:
•difficulty in establishing or managing relationships with qualified CROs, physicians and clinical trial sites;
•different local standards for the conduct of clinical trials;
•difficulty in complying with various and complex import laws and regulations when shipping drug to certain countries;
•the potential burden of complying with a variety of laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatments;
•lack of consistency in standard of care from country to country;
•diminished protection of intellectual property in some countries;
•foreign exchange fluctuations;
•cultural differences in medical practice and clinical research; and
•changes in country or regional regulatory requirements.
Furthermore, the COVID-19 pandemic may also have an impact on our ability to successfully conduct trials outside of the United States. For example, we are conducting SELECT in countries where clinical trial site staff have been diverted to care for COVID-19 patients and where regulatory authorities are short staffed due to the COVID-19 pandemic. If we have difficulty conducting our clinical trials in jurisdictions outside the United States as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which could have a material adverse effect on our business.
We are currently conducting SELECT outside the United States and may conduct future clinical trials for our product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations or the complexity of regulatory burdens may otherwise adversely impact us.
Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with good clinical practices, or GCPs, and the FDA must be able to validate the data from the trial through an onsite inspection, if necessary. Generally, the patient population for any clinical trials conducted outside the United States must be representative of the population for which we intend to seek approval in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. Nonetheless, there can be no assurance that the FDA will accept data from trials conducted outside the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay or permanently halt our development of any applicable product candidates. Furthermore, certain jurisdictions require data from trials conducted in their country in order to obtain approval in that country.
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
Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any of our existing or future collaborators or licensees from obtaining approvals for the commercialization of our current and future product candidates.
Our product candidates and the activities associated with their development and commercialization, including research, testing, manufacturing, labeling, approval and license maintenance, selling, import and export, marketing and distribution are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. Neither we nor any existing or future collaborator or licensee is permitted to market any future product in the United States until we receive approval of a BLA from the FDA. We have never submitted an application for, or received, marketing approval. Obtaining approval of a BLA can be a lengthy, expensive and uncertain process. Even if we believe the preclinical or clinical data for our current and future product candidates are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities.
Marketing approval of a BLA is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for FDA approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address and the regulations applicable to any particular product candidate. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or deny approval of a product candidate, or we may experience delays or rejections based upon government regulation or changes in regulatory agency policy during the period of product development. Regulatory agencies also may impose significant limitations in the form of narrow indications, warnings, precautions or contraindications with respect to conditions of use or may grant approval subject to the performance of costly post-marketing clinical trials or may not approve the price we intend to charge for our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our current and future product candidates.
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
We may choose not to develop a potential product candidate, or we may suspend or terminate one or more discovery or preclinical programs or our product candidates.
At any time and for any reason, we may determine that one or more of our discovery programs, preclinical programs or product candidates does not have sufficient potential to warrant the allocation of resources toward such program or product candidate. Furthermore, because we have limited financial and personnel resources, we have placed significant focus on the development of our product candidates JTX-8064, vopratelimab and JTX-4014. Accordingly, we may choose not to develop a product candidate or elect to suspend or terminate one or more of our discovery or preclinical programs. If we suspend or terminate a program or product candidate in which we have invested significant resources, we will have expended resources on a program or product candidate that will not provide a full return on our investment. As a result, we may have missed an opportunity to have allocated those resources to potentially more productive uses, including existing or future programs or product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to future product candidates through collaboration, licensing or other royalty arrangements.

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
The United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. In December 2020, the United Kingdom and the European Union agreed on a trade and cooperation agreement under which the United Kingdom and the European Union will now form two separate markets governed by two distinct regulatory and legal regimes. Depending on the application and terms of the trade and cooperation agreement, we could face new regulatory costs and challenges. Any delay in obtaining, or an inability to obtain, any marketing approvals as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.
Our failure to successfully identify, discover, acquire, develop or commercialize additional products or product candidates could impair our ability to grow.
Although a substantial amount of our efforts will focus on the clinical testing and potential approval of our most advanced product candidates, JTX-8064, vopratelimab and JTX-4014, an element of our long-term growth strategy is to in-license products or product candidates for development and commercialization. We may never be able to identify, discover, acquire, develop or commercialize any products or product candidates, which would have a material adverse effect on our business.
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
Any marketing approvals that we receive for our current and future product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or a comparable foreign regulatory authority approves any of our current or future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import and export and record keeping for our current and future product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice, or cGMP, and GCPs for any clinical trials that we conduct post-approval. Failure to comply with regulatory requirements, may result in, among other things:
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
We do not have the ability to independently conduct clinical trials. We rely and will rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct or otherwise support our ongoing clinical trials, including processing of human blood and tumor samples and analysis of biomarkers from the clinical trials. We rely and will rely heavily on these parties for execution of clinical trials for our current and future product candidates, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on these third parties including CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.
We and our clinical investigators and CROs are required to comply with regulations and requirements, including GCP, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. If we or our clinical investigators or CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure stockholders that, upon inspection, the FDA will determine that any of our current or future clinical trials will comply with GCP. In addition, our clinical trials must be conducted with product candidates produced under cGMP regulations. Our failure or the failure of our clinical investigators or CROs to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process and could also subject us to enforcement action. We also are required to register certain ongoing clinical trials and provide certain information, including information relating to the trial’s protocol, on a government-sponsored database, ClinicalTrials.gov, within specific time frames. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
Although we designed the clinical trials for JTX-8064, vopratelimab and JTX-4014 and intend to design the clinical trials for future product candidates, clinical investigators or CROs will conduct all of the clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may also face internal challenges that may materially adversely affect the willingness or ability of such parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If the clinical investigators or CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, marketing approval and commercialization of our current and future product candidates may be delayed, or our development programs may be materially and irreversibly harmed. If we are unable to rely on clinical data collected by our clinical investigators and CROs, we could be required to repeat, extend the duration of, or increase the size of any clinical trials we conduct, and this could significantly delay commercialization and require significantly greater expenditures.
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
If any of our third-party manufacturing and supply partners experience adverse impacts from the COVID-19 pandemic, including staffing shortages, production slowdowns, disruptions in delivery systems or government restrictions or limitations, the development of diagnostics for our clinical trials or our supply chain may be disrupted. For example, under the Defense Production Act, the U.S. government may, among other things, require domestic industries to provide essential goods and services needed for the national defense, such as drug material or other supplies needed to diagnose or treat COVID-19 patients, which could require third parties to allocate resources in a way that impacts our operations. These impacts may limit our ability to conduct our clinical trials, continue our research and development operations, and manufacture our product candidates for our clinical trials.
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
We may form or seek strategic collaborations to evaluate and, if approved, market JTX-8064, vopratelimab and JTX-4014 in combination with another approved or investigational cancer drug. If we are unable to enter into a strategic collaboration on commercially reasonable terms or fail to realize the benefits of any such collaboration, we may be required to purchase an approved cancer drug to use in combination with JTX-8064, vopratelimab and/or JTX-4014. The failure to enter into a successful collaboration or the expense of purchasing an approved cancer drug may delay our development timelines, increase our costs and jeopardize our ability to develop JTX-8064, vopratelimab and JTX-4014.
We are subject to manufacturing risks that could substantially increase our costs and limit the supply of our products.
The process of manufacturing our current or future product candidates is complex, highly regulated and subject to several risks, including:
•We do not have the capability internally to manufacture drug products or drug substances for clinical use. We use third-party manufacturers for manufacturing JTX-8064, vopratelimab and JTX-4014 for our ongoing and anticipated clinical trials. Any changes in our manufacturing processes as a result of scaling-up may require additional approvals or may delay the development and marketing approval of our current and future product candidates and ultimately affect our success.
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
•Biologics, such as JTX-8064, vopratelimab and JTX-4014, that have been produced and are stored for later use may degrade, become contaminated, suffer other quality defects or may not be used within their shelf life, which may cause the affected product candidates to no longer be suitable for their intended use in clinical trials or other development activities. If the defective product candidates cannot be replaced in a timely fashion, we may incur significant delays in our development programs that could adversely affect the value of such product candidates.
We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than any of our current or future product candidates, our commercial opportunities will be negatively impacted.
The life sciences industry is highly competitive and subject to rapid and significant technological change. We are currently developing therapeutics that will compete with other products and therapies that currently exist or are being developed, such as approved immunotherapy antibodies, the anti-ILT4 antibody of Merck & Co., Inc., the anti-ICOS antibodies of Bristol Myers Squibb, GlaxoSmithKline plc, or Kymab Group Ltd., or Xencor, Inc.’s anti-PD-1 and anti-ICOS bispecific antibody. Products we may develop in the future are also likely to face competition from other products and therapies, some of which we may not currently be aware. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical.
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
There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist both of small molecule drug products, as well as biologics, as approaches to address cancer. These treatments are often combined with one another in an attempt to maximize the response rate and clinical benefit.
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
In August 2020, we entered into a License Agreement, or the Gilead License Agreement, with Gilead pursuant to which we granted Gilead an exclusive, worldwide license to develop, manufacture and commercialize JTX-1811. The Gilead License Agreement provides for potential payments to us from Gilead upon the achievement of specified development, regulatory and sales milestones, and potential royalty-based revenue if JTX-1811 is successfully commercialized. As a result of this license, we will not control the nature, timing or cost of bringing JTX-1811 to market. We cannot provide any assurance with respect to the success of the license, and we may never receive any milestone or royalty payments pursuant to the Gilead License Agreement.

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
All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K also apply to the activities of Gilead with respect to the development and commercialization of JTX-1811 and would also apply to the activities of any future licensees or collaborators.
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
We face an inherent risk of product liability as a result of the clinical testing of our current and future product candidates. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, we may experience financial or reputational losses in the future due to such product liability claims.
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
The commercial success of our products will depend in part on public acceptance of the use of cancer immunotherapies. Adverse events in clinical trials of any of our current or future product candidates or other similar products and the resulting publicity, as well as any other adverse events in the field of immuno-oncology that may occur, including in connection with competitor therapies such as approved immunotherapy antibodies, the clinical-stage anti-ILT4 antibody of Merck, anti-ICOS antibodies of Bristol Myers Squibb, GlaxoSmithKline plc or Kymab Group Ltd., or Xencor, Inc.’s anti-PD-1 and anti-ICOS bispecific antibody, could result in a decrease in demand for JTX-8064, vopratelimab, JTX-4014 or other products that we may develop. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our or our competitors’ therapies, our products may not be accepted by the general public or the medical community.
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
Since its enactment, there have been numerous judicial, administrative, executive and legislative challenges to certain aspects of the ACA, and we expect there be to additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court; the Trump Administration issued various Executive Orders that eliminated cost sharing subsidies and various provisions that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The United States Supreme Court is expected to rule on a legal challenge to the constitutionality of the ACA in early 2021.

The implementation of the ACA is ongoing, and the law appears likely to continue the downward pressure on pharmaceutical pricing. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what effect further changes to the ACA would have on our business. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates, companion diagnostics or complementary diagnostics, or additional pricing pressures.
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
Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. In addition, we may be subject to transparency laws and patient privacy regulation by the U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include the federal Anti-Kickback Statute, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 the federal legislation commonly referred to as the Physician Payments Sunshine Act, and analogous state and foreign laws and regulations, any of which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any products for which we obtain marketing approval.
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
While we recognized net income of $56.8 million for the year ended December 31, 2019 as a result of revenue recognized under our agreements with Celgene, we incurred a net loss of $43.8 million for the year ended December 31, 2020. As of December 31, 2020, we had an accumulated deficit of $151.0 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, our current and future product candidates.
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
We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until some time after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in many factors, including:
•completing clinical development of JTX-8064, vopratelimab and JTX-4014;
•completing preclinical development of JTX-1811 and obtaining IND clearance;
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
Even if our product candidates or future product candidates that we develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. These costs may fluctuate or exceed our expectations and our revenues will depend on many factors that we cannot control or estimate. If we are not able to generate revenue from the sale of any approved products, we may never become profitable.
We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
Our operations have consumed substantial amounts of cash since inception. As of December 31, 2020, our cash, cash equivalents, short-term and long-term investments were $213.2 million. We expect to continue to spend substantial amounts to continue the clinical development of JTX-8064, vopratelimab and JTX-4014 and preclinical and clinical development of future product candidates. If we are able to gain marketing approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize those product candidates to the extent that such launch and commercialization are not the responsibility of a collaborator or a licensee. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and future product candidates. Our future capital requirements depend on many factors, including:
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
Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our research and development plans, we expect that our existing cash, cash equivalents, short-term and long-term investments will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2023.
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
Our commercial success depends on our ability and the ability of our current or future licensees or collaborators to develop, manufacture, market and sell our product candidates, and to use our related proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and future product candidates. For example, we are aware of third-party patents or patent applications that may be construed to cover the targets of JTX-8064, vopratelimab, JTX-4014 or JTX-1811. If we are found to infringe a third-party’s intellectual property rights, and we are unsuccessful in demonstrating that such intellectual property rights are invalid or unenforceable, we could be required to obtain a license from such third party to continue developing, manufacturing and commercializing our product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing our product candidates. In addition, in any such proceeding or litigation, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
Furthermore, we are testing JTX-8064, vopratelimab and JTX-4014 and expect to test our future product candidates with other products that are covered by patents held by other companies or institutions. In the event that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, infringement of the third-party patents covering the product candidate or product recommended for administration with our product candidates. In such a case, we could be required to obtain a license from the other company or institution to use the required or desired package labeling, which may not be available on commercially reasonable terms, or at all.

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
Our network and storage applications and those of CROs and other third parties may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by them. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. A security breach, cyber-attack or unauthorized access of our clinical data or other data could damage the integrity of our clinical trials, impact our regulatory filings, cause significant risk to our business, compromise our ability to protect our intellectual property, and subject us to regulatory actions, including under privacy or security rules under federal, state or other international laws protecting confidential information, that could be expensive to defend and could result in significant fines or other penalties. Although we maintain a cyber risk management insurance policy, cyber-attacks could cause us to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources. Our network security and data recovery measures and those of our CROs, licensees, collaborators, contractors and vendors may not be adequate to protect against such security breaches and disruptions.
We, or the third parties upon whom we depend, may be adversely affected by unforeseen or catastrophic events, including the emergence of a pandemic or other natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
The COVID-19 pandemic has had adverse effects on our business, including difficulty sourcing the components of sample collection kits for our clinical trials, and may have further adverse effects, the extent or nature of which we are not able to predict at this time. In addition, other unforeseen or catastrophic events could severely disrupt our operations and our supply chain, and have a material adverse effect on our business. If a natural disaster, power outage or other event occurred that damaged critical infrastructure, such as our headquarters or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business.
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
As of December 31, 2020, our executive officers and directors, combined with our stockholders who owned more than five percent of our outstanding common stock, and their affiliates, beneficially owned approximately 55 percent of our outstanding common stock. As a result, these stockholders, if they act together, could be able to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:
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
Under Section 382 of the Internal Revenue Code of 1986, as amended, or the IRC, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percent change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. An IRC Section 382 study, completed in August 2016, identified three previous ownership changes for purposes of IRC Section 382. No additional ownership changes were identified in a study completed in May 2020. As a result of these ownership changes, our net operating loss and tax credit carryforwards allocable to the periods preceding each such ownership change are subject to limitations under IRC Section 382. We may experience ownership changes in the future as a result subsequent shifts in our stock ownership, some of which are outside our control, which may also be subject to limitations by “ownership changes” in the future, which could result in increased tax liability to us.
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
We are incurring and will continue to incur significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.
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
Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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
Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:
•the timing and cost of, and level of investment in, research and development activities relating to our current and future product candidates, which will change from time to time;
•our ability to enroll patients in clinical trials and the timing of enrollment;
•the cost of manufacturing our current and future product candidates, which may vary depending on FDA guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;
•expenditures that we will or may incur to acquire or develop additional product candidates and technologies;
•the timing and outcomes of clinical trials for our current product candidates or competing product candidates;
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
Our common stock trades on the Nasdaq Global Select Market under the symbol “JNCE”. As of February 19, 2021, we had approximately 17 holders of record of our common stock. This number does not include beneficial owners whose shares were held by nominees in street name.
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
Not applicable.

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
Overview
We are a clinical-stage immunotherapy company dedicated to transforming the treatment of cancer by developing therapies that enable the immune system to attack tumors and provide long-lasting benefits to patients. Our strategy is to use a biomarker-driven approach from discovery through clinical development. We have developed a suite of integrated technologies that comprise our Translational Science Platform, enabling us to comprehensively interrogate the cellular and molecular composition of tumors. By focusing on specific cell types, both immune and non-immune, within tumors, we can prioritize targets and then identify related biomarkers designed to match the right therapy to the right patient. Our pipeline is focused on product candidates to address PD-(L)1-inhibitor resistant and PD-(L)1 inhibitor sensitive tumors, which represent significant opportunities requiring different biological approaches. We aim to develop product candidates that address the unmet medical need of patients in both of these populations.
Our highest priority program, JTX-8064, is being developed for patients with either PD-(L)1-inhibitor resistant or PD-(L)1 inhibitor sensitive tumors. JTX-8064 is the first tumor-associated macrophage candidate to emerge from our Translational Science Platform. JTX-8064 is an antibody that binds to Leukocyte Immunoglobulin Like Receptor B2, or LILRB2 (also known as ILT4), which is a cell surface receptor expressed on macrophages. In January 2021, we began enrollment in the INNATE trial, our Phase 1 dose-escalation clinical trial of JTX-8064 as a monotherapy and in combination with either our PD-1 inhibitor, JTX-4014, or pembrolizumab in patients with advanced solid tumors. Our goal is to advance this program rapidly, and, as a result, INNATE is a proof-of-concept trial that includes indication-specific expansion cohorts.
Vopratelimab is a clinical-stage monoclonal antibody that binds to and activates the Inducible T cell CO-Stimulator, or ICOS, a protein on the surface of certain T cells commonly found in many solid tumors. We are currently enrolling patients in the SELECT trial, which is evaluating vopratelimab in combination with JTX-4014, our anti-PD-1 antibody, compared to JTX-4014 alone in biomarker-selected, immunotherapy-naive second-line non-small cell lung cancer, or NSCLC, patients. We identify patients for SELECT using TISvopra , an 18 gene signature that includes genes relevant to both CD8 and CD4 T cell biology. TISvopra has been optimized to predict for emergence of ICOS hi CD4 T cells in the peripheral blood, which have been associated with clinical benefit in patients treated with vopratelimab alone or in combination with nivolumab. SELECT is a randomized Phase 2 clinical trial outside the United States, and we dosed the first patient in October 2020. Due to COVID-19-related delays, we now expect to report clinical data from SELECT in 2022.
JTX-4014 is a clinical-stage anti-PD-1 antibody that we are developing primarily for potential use in combination with our product candidates, as we believe that combination therapy has the potential to be a mainstay of cancer immunotherapy. We presented safety and preliminary efficacy data from a Phase 1 clinical trial of JTX-4014 monotherapy in 2019. Based on the results of that clinical trial, we are using JTX-4014 in combination with vopratelimab in SELECT, and we plan to use JTX-4014 in combination with JTX-8064 in INNATE.
Beyond our product candidates, we continue to advance and build our discovery pipeline. We are discovering and developing next-generation immunotherapies by leveraging our Translational Science Platform to systematically and comprehensively interrogate cell types within the tumor microenvironment. Our broad discovery pipeline includes multiple programs targeting myeloid cells such as macrophages, T regulatory cells and non-immune cells, such as stromal cells. We believe that the use of our Translational Science Platform to efficiently identify novel immuno-oncology targets and advance them from discovery to investigational new drug application, or IND, stage is a sustainable approach that we plan to continually apply across our broad discovery pipeline and target selection process.
In August 2020, we entered into an agreement to exclusively license JTX-1811 to Gilead Sciences, Inc., or Gilead. JTX-1811 is the most recent product candidate to emerge from our Translational Science Platform, and, is a monoclonal antibody that is designed to selectively deplete T regulatory cells in the tumor microenvironment, or TME, by targeting a receptor called CCR8, which is preferentially expressed on intra-tumoral T regulatory cells. Pursuant to our exclusive license agreement with Gilead, or the Gilead License Agreement, we granted Gilead a worldwide license to develop, manufacture and commercialize JTX-1811 and certain derivatives thereof, as well as backup antibodies defined within the agreement. Concurrently with the license agreement, we entered into a stock purchase agreement with Gilead, or the Stock Purchase Agreement, and a registration rights agreement.

Under the terms of the Gilead License Agreement and Stock Purchase Agreement, Gilead paid us a one-time, non-refundable upfront payment of $85.0 million and $35.0 million to purchase 5,539,727 shares of our common stock pursuant to the Stock Purchase Agreement. Under the terms of the Gilead License Agreement, we will advance JTX-1811 until the clearance of an IND application or an earlier date specified by Gilead, at which time the program will be transitioned to Gilead. We are entitled to receive payments from Gilead upon the achievement of specified clinical, regulatory and sales milestones, including potential clinical development and regulatory milestone payments up to an aggregate total of $510.0 million and potential sales milestone payments up to an aggregate total of $175.0 million. We are also eligible to receive tiered royalty payments based on a percentage of annual worldwide net sales ranging from the high-single digits to mid-teens, based on future annual net sales of licensed products, on a licensed product-by-licensed product and country-by-country basis.
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
Celgene was subsequently acquired by Bristol Myers Squibb, or BMS, in November 2019 and the Celgene License Agreement was terminated effective June 3, 2020. We now have sole worldwide rights to JTX-8064, and all of our intellectual property rights pertaining to JTX-8064 and licensed to Celgene were reacquired by us.
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
Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, developing our Translational Science Platform and conducting research, preclinical studies and clinical trials. We do not have any products approved for sale. We are subject to a number of risks comparable to those of other similar companies, including dependence on key individuals; the need to develop commercially viable products; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of our products. We have funded our operations primarily through proceeds received from public offerings and private placements of our stock totaling $298.5 million and up-front payments from our Celgene and Gilead collaboration and license agreements totaling $360.0 million.
Due to our significant research and development expenditures, we have accumulated substantial losses since our inception. As of December 31, 2020, we had an accumulated deficit of $151.0 million. We expect to incur substantial additional losses in the future as we expand our research and development activities.
The spread of COVID-19 during 2020 has caused an economic downturn on a global scale. As of February 25, 2021, we have not experienced a significant financial impact directly related to the COVID-19 pandemic but have experienced some disruptions to clinical operations and to our supply chain. As the pandemic continues to unfold, the extent of its effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time.
Financial Operations Overview
Revenue
For the year ended December 31, 2020, we recognized $62.3 million of license revenue under the Gilead License Agreement entered into in October 2020. For the year ended December 31, 2019, we recognized $147.9 million of license and collaboration revenue, which was comprised of $50.0 million of license revenue under the Celgene License Agreement and $97.9 million of collaboration revenue under the Celgene Collaboration Agreement. The Celgene Collaboration Agreement was terminated effective July 22, 2019, at which time all remaining deferred revenue was recognized as we had no further performance obligations.
In the future, we may generate revenue from product sales or collaboration agreements, strategic alliances and licensing arrangements, including potential milestone payments and royalties under the Gilead License Agreement. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of license fees, milestones, reimbursement of costs incurred and other payments, if any, and product sales, to the extent any products are successfully commercialized. If we or third parties fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
Operating Expenses
Research and Development Expenses
Research and development expenses represent costs incurred by us for the discovery, development and manufacture of our current and future product candidates and include: external research and development expenses incurred under arrangements with third parties, including contract research organizations, contract manufacturing organizations, academic and non-profit institutions and consultants; salaries and personnel-related costs, including non-cash stock-based compensation expense; license fees to acquire in-process technology and other expenses, which include direct and allocated expenses for laboratory, facilities and other costs.
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

Included below are external research and development and external clinical and regulatory costs for vopratelimab, JTX-4014, JTX-1811, JTX-8064, and our pre-development candidates:

	Year Ended December 31,
(in thousands)	2020	2019
Vopratelimab	$13,613	$16,778
Vopratelimab / JTX-4014 combination	10,504	—
JTX-4014	2,866	2,785
JTX-1811	7,007	138
JTX-8064	1,674	5,225
Pre-development candidates	1,328	950
Total external research and development and clinical and regulatory costs	$36,992	$25,876
Research and development activities account for a significant portion of our operating expenses. As we continue to implement our business strategy, we expect our research and development expenses to increase over the next several years. We expect that these expenses will increase as we:
•continue our clinical development of JTX-8064, including our Phase 1 INNATE clinical trial of JTX-8064 as a monotherapy and in combination with either JTX-4014 or pembrolizumab;
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, our management evaluates our estimates which include, but are not limited to, estimates related to revenue recognized under the Gilead License Agreement and Celgene Collaboration Agreement (including estimates of internal and external costs expected to be incurred to satisfy performance obligations), accrued expenses, stock-based compensation expense and income taxes. In addition, in 2019, we made estimates to determine the discount rate utilized in the initial application of Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC 842. We base our estimates on historical experience and other market specific or other relevant assumptions we believe to be reasonable under the circumstances. Actual results could differ from those estimates.
While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition
We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In applying ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the promises and performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligations. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. We do not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of promised goods or services to the customer will be one year or less.
The terms of our license agreements include upfront and license fees, milestones and other contingent payments for the achievement of defined certain clinical, regulatory and sales-based milestone events, as well as royalties on sales of commercialized products. Arrangements that include upfront payments may require deferral of revenue recognition to a future period until obligations under such arrangements are fulfilled. The event-based milestone payments represent variable consideration, and we use the “most likely amount” method to estimate this variable consideration. Given the high degree of uncertainty around the occurrence of these events, we determined the milestone and other contingent amounts to be fully constrained until the uncertainty associated with these payments is resolved. Revenue will be recognized from sales-based royalty payments when or as the sales occur. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. See Note 3 to our consolidated financial statements included within Part IV, Item 15 of this Annual Report on Form 10-K for further information on the application of ASC 606 to the Celgene Collaboration Agreement, the Celgene License Agreement and the Gilead License Agreement.
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
Results of Operations
Comparison of the Years Ended December 31, 2020 and 2019
The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2020	2019	$ Change
Revenue:
License and collaboration revenue—related party	$62,339	$147,872	$(85,533)
Operating expenses:
Research and development	78,690	67,135	11,555
General and administrative	28,766	27,920	846
Total operating expenses	107,456	95,055	12,401
Operating (loss) income	(45,117)	52,817	(97,934)
Other income, net	1,289	4,052	(2,763)
(Loss) income before provision for income taxes	(43,828)	56,869	(100,697)
Provision for income taxes	14	46	(32)
Net (loss) income	$(43,842)	$56,823	$(100,665)
License and Collaboration Revenue
For the year ended December 31, 2020, we recognized $62.3 million of license revenue under the Gilead License Agreement entered into in October 2020. For the year ended December 31, 2019, we recognized $147.9 million of license and collaboration revenue, which was comprised of $50.0 million of license revenue under the Celgene License Agreement and $97.9 million of collaboration revenue under the Celgene Collaboration Agreement. The Celgene Collaboration Agreement was terminated effective July 22, 2019, at which time all remaining deferred revenue was recognized as we had no further performance obligations.

Research and Development Expenses
The following table summarizes our research and development expenses for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2020	2019	$ Change
Employee compensation	$27,880	$25,002	$2,878
External clinical and regulatory	25,340	17,414	7,926
External research and development	11,652	8,462	3,190
Lab consumables	6,042	6,841	(799)
Facility costs	5,522	5,813	(291)
Research consulting	505	917	(412)
Other research	1,749	2,686	(937)
Total research and development expenses	$78,690	$67,135	$11,555
Research and development expenses increased by $11.6 million from $67.1 million for the year ended December 31, 2019 to $78.7 million for the year ended December 31, 2020. The increase in research and development expenses was primarily attributable to:
•$7.9 million of increased external clinical and regulatory costs primarily attributable to our SELECT clinical trial which commenced in 2020;
•$3.2 million of increased external research and development costs primarily attributable to IND-enabling expenses related to JTX-1811, partially offset by reduced expenses related to JTX-8064 incurred during the year ended December 31, 2020;
•$2.9 million of increased employee compensation costs primarily attributable to increased headcount, merit and bonus expense;
•partially offset by $0.9 million of decreased other research costs primarily attributable to reduced travel expenses resulting from COVID-19 travel limitations; and
•$0.8 million of decreased lab consumables costs.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2020	2019	$ Change
Employee compensation	$15,137	$13,606	$1,531
Professional services	4,927	5,134	(207)
Facility costs	4,332	4,580	(248)
Other	4,370	4,600	(230)
Total general and administrative expenses	$28,766	$27,920	$846
General and administrative expenses increased by $0.8 million from $27.9 million for the year ended December 31, 2019 to $28.8 million for the year ended December 31, 2020. The increase in general and administrative expenses was primarily attributable to $1.5 million of increased employee compensation costs related to increased merit and bonus expense for the year ended December 31, 2020.
Other Income, net
Other income, net, decreased by $2.8 million from $4.1 million for the year ended December 31, 2019 to $1.3 million for the year ended December 31, 2020. The decrease in other income, net is attributable to reduced interest rates due to current market conditions.

Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations primarily through proceeds received from public offerings and private placements of our stock totaling $298.5 million and up-front payments from our Celgene and Gilead collaboration and license agreements totaling $360.0 million. As of December 31, 2020, we had cash, cash equivalents and investments of $213.2 million.
On December 17, 2019, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which we offered and sold shares of our common stock with an aggregate offering price of up to $50.0 million under the ATM Offering. The Sales Agreement provides that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. As of December 31, 2020, we had sold an aggregate of 2,522,121 shares under the ATM Offering at an average price of $7.47 per share for net proceeds of $18.0 million after deducting sales commissions and offering expenses, of which $14.5 million was received during the year ended December 31, 2020.
In January 2021, we sold an aggregate of 3,156,200 shares at an average price of $9.87 per share for net proceeds of $30.2 million. Consequently, we have completed the sale of all available amounts under the ATM Offering, of which three investors account for $43.1 million of all funds raised (see Note 16 to our consolidated financial statements included within Part IV, Item 15 of this Annual Report on Form 10-K).
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
Due to our significant research and development expenditures, we have generated substantial operating losses since inception. We have incurred an accumulated deficit of $151.0 million through December 31, 2020. We expect to incur substantial additional losses in the future as we expand our research and development activities and continue to advance our programs. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments of $213.2 million will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2023. However, we have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our capital resources sooner than we expect. The timing and amount of our operating expenditures will depend largely on:
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
Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(27,788)	$(30,129)
Investing activities	51,298	31,382
Financing activities	70,742	4,082
Net increase in cash, cash equivalents and restricted cash	$94,252	$5,335
Cash Used in Operating Activities
Net cash used in operating activities for the year ended December 31, 2020 was $27.8 million, compared to net cash used in operating activities of $30.1 million for the year ended December 31, 2019. Cash used in operating activities decreased by $2.3 million primarily due to $62.3 million in revenue recognized under the Gilead License Agreement in 2020, partially offset by $50.0 million in revenue recognized under the Celgene License Agreement during 2019 and increased operating expenses during the year ended December 31, 2020.
Cash Provided by Investing Activities
Net cash provided by investing activities for the year ended December 31, 2020 was $51.3 million, compared to net cash provided by investing activities of $31.4 million for the year ended December 31, 2019. Cash provided by investing activities increased by $19.9 million as cash was reinvested into cash equivalents, as opposed to other short-term and long-term investments, due to current market conditions during the year ended December 31, 2020. Proceeds received from maturities and sales of investments were either re-invested or used to fund operations.

Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2020 was $70.7 million, compared to net cash provided by financing activities of $4.1 million for the year ended December 31, 2019. Cash provided by financing activities increased by $66.7 million due to Gilead’s equity investment of $55.7 million, at fair value at the closing, and the receipt of $14.5 million of net proceeds from our ATM Offering during the year ended December 31, 2020.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, or persons performing similar functions, and effected by a company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of a company’s assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
Board Composition and Structure
The Board of Directors is currently comprised of nine members. Below is a list of the names, ages as of February 19, 2021, and classification of the individuals who currently serve as our directors.

Name	Age	Position
Luis A. Diaz, Jr., M.D.	50	Director (Class II)
Barbara Duncan	56	Director (Class II)
J. Duncan Higgons	66	Director (Class I)
Robert Iannone, M.D., M.S.C.E.	53	Director (Class I)
Robert Kamen, Ph.D.	76	Director (Class II)
Perry Karsen	65	Chairman of the Board of Directors (Class III)
Richard Murray, Ph.D.	62	Director (Class III); Chief Executive Officer and President
Cary Pfeffer, M.D.	58	Director (Class III)
Luisa Salter-Cid, Ph.D.	56	Director (Class I)
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
Barbara Duncan—Ms. Duncan served as the chief financial officer of Intercept Pharmaceuticals Inc., a public biopharmaceutical company, from May 2009 to June 2016 and as treasurer from 2010 to June 2016. She has served on the board of directors of Adaptimmune Therapeutics plc since June 2016, Atea Pharmaceuticals, Inc. since October 2020, Fusion Pharmaceuticals Inc. since October 2020, ObsEva SA since December 2016 and Ovid Therapeutics, Inc. since June 2017, each of which is a public therapeutics company. She previously served on the board of public companies Immunomedics Inc. from March 2019 to October 2020, Aevi Genomic Medicine, Inc. (formerly Medgenics, Inc.) from June 2015 to February 2020 and Innoviva, Inc. from September 2016 to April 2018. Ms. Duncan holds an M.B.A. from the Wharton School of Business and a B.S. from Louisiana State University. We believe Ms. Duncan is qualified to serve on our board of directors because of her experience in the biopharmaceutical industry, her experience in the financial sector and membership on boards of directors of other public and private companies.
J. Duncan Higgons—Mr. Higgons served as chief operating officer of Agios Therapeutics, Inc., a public biopharmaceutical company, from 2009 to January 2016. Mr. Higgons serves on the board of directors of Rheos Medicines, Inc., PsiOxus Therapeutics Ltd. and previously served on the board of Auron Therapeutics, Inc., all of which are private life science companies. He holds a B.Sc. in Mathematics from King's College University of London and a M.Sc. in Economics from London Business School. We believe that Mr. Higgons is qualified to serve on our board of directors due to his leadership and management experience.
Robert Iannone, M.D., M.S.C.E.—Dr. Iannone has served as the Executive Vice President, Research and Development of Jazz Pharmaceuticals plc since May 2019. Previously, he served as the Chief Medical Officer and Head of Research and Development at Immunomedics, Inc. from April 2018 until May 2019. Dr. Iannone has also held leadership roles at AstraZeneca and Merck & Co. At AstraZeneca, from July 2014 until April 2018, he was employed in the roles of Senior Vice President and Head of Immuno-oncology, Global Medicines Development. At Merck & Co., Dr. Iannone served in various roles, culminating with his role as Executive Director and Section Head of Oncology Clinical Development. Dr. Iannone received a B.S. from The Catholic University of America, an M.D. from the Yale School of Medicine and an M.S.C.E. from the University of Pennsylvania Perelman School of Medicine. We believe Dr. Iannone is qualified to serve on our board of directors due to his background as a physician focused on oncology and his leadership experience in the life science industry.

Robert Kamen, Ph.D.—Dr. Kamen has been a venture partner at Third Rock Ventures, LLC, or TRV, since December 2017, and he previously served as an entrepreneur-in-residence at TRV from 2010 through 2017. Dr. Kamen also served as our interim chief technology officer from February 2013 to December 2015. Dr. Kamen served on the board of directors of Neon Therapeutics, Inc., a public immuno-oncology company, from 2015 through May 2020 and serves on the boards of directors for several private companies, including EpimAb Biotherapeutics, Inc. and Lycera Corporation. Dr. Kamen holds a Ph.D. in biochemistry and molecular biology from Harvard University and a B.S. in biophysics from Amherst College. We believe that Dr. Kamen is qualified to serve on our board of directors because of his experience in the venture capital and life sciences industries, membership on various other boards of directors, and his leadership and management experience.
Perry Karsen—Mr. Karsen has served as the chairman of our board of directors since April 2016. Mr. Karsen retired from Celgene Corporation at the end of 2015 and currently is a venture partner at Samsara BioCapital, as well as the executive chair of Autobahn Labs. He serves as a member of the board of Jiya Acquisition Corp., a public blank check special purpose acquisition company affiliated with Samsara BioCapital, the executive chair of the board of directors of Nitrome Biosciences, and a member of the boards of directors for ESCAPE Bio, Inc., Graphite Bio, Inc. and the Gladstone Foundation. Previously, Mr. Karsen served on the boards of directors of Intellia Therapeutics, Inc. from April 2016 to December 2020, Voyager Therapeutics, Inc. from July 2015 to August 2019, OncoMed Pharmaceuticals, Inc. from January 2016 to April 2019, Agios Pharmaceuticals, Inc. from November 2011 to March 2016, each of which is a public life sciences company. Mr. Karsen received a Masters of Management from Northwestern University's Kellogg Graduate School of Management, a Masters of Arts in Teaching of Biology from Duke University and a B.S. in Biological Sciences from the University of Illinois, Urbana-Champaign. We believe Mr. Karsen is qualified to serve on our board of directors because of his executive leadership experience and membership on boards of directors of other public companies.
Richard Murray, Ph.D.—Dr. Murray has served as our president, chief executive officer and a member of our board of directors since July 2014. Prior to joining Jounce, Dr. Murray served as senior vice president of biologics and vaccines research and development at Merck & Co., a global healthcare company, from 2009 to June 2014 where he was responsible for the advancement of biologics and vaccines, including Merck's cancer immunotherapy pipeline. Since June 2019, he has served as a director of Platelet Biogenesis, Inc., a private biotechnology company. Dr. Murray holds a Ph.D. in microbiology and immunology from the University of North Carolina at Chapel Hill and a B.S. in microbiology from the University of Massachusetts, Amherst. We believe that Dr. Murray is qualified to serve on our board of directors due to his operating and historical experience gained from serving as our president, chief executive officer and as a board member, combined with his experience in drug research and development.
Cary Pfeffer, M.D.—Dr. Pfeffer is a partner at TRV, which he joined in 2007. Dr. Pfeffer served as the chairman of our board from July 2014 to April 2016 and as our interim chief executive officer from February 2013 to July 2014. Dr. Pfeffer was the interim chief executive officer of Faze Medicines, Inc. from December 2020 to January 2021, the interim chief executive officer of Neon Therapeutics, Inc. from October 2015 to September 2016, the interim chief business officer of Rheos Medicines, Inc. from March 2018 to November 2018, and the interim chief business officer of Casma Therapeutics, Inc. from May 2018 to December 2018. Dr. Pfeffer serves on the boards of directors for several private companies, including Casma Therapeutics, Inc., Faze Medicines, Inc., Rheos Medicines, Inc. and Tango Therapeutics, Inc. Previously, he served as a director of Neon Therapeutics, Inc., a public immuno-oncology company, from May 2015 to May 2020. From August 2009 to September 2016, Dr. Pfeffer served as a director of Eleven Biotherapeutics, Inc., a public biologics oncology company, and as its chief business officer from February 2010 to September 2011. Dr. Pfeffer received an M.B.A. from the Wharton School of Business, an M.D. from the University of Pennsylvania School of Medicine and a B.A. in biochemistry from Columbia University. We believe that Dr. Pfeffer is qualified to serve on our board of directors because of his experience in the venture capital industry, life sciences industry, membership on various other boards of directors, his prior service as our president and chief executive officer, and his leadership and management experience.
Luisa Salter-Cid, Ph.D.—Dr. Salter-Cid has served as the Chief Scientific Officer of Gossamer Bio, Inc., or Gossamer, a publicly-traded clinical-stage biopharmaceutical company, since August 2018. Prior to joining Gossamer, Dr. Salter-Cid worked at Bristol Myers Squibb in increasing positions of responsibility from 2005 to August 2018, most recently as Vice President and Head of Immunology, small molecule Immuno-Oncology and Genomics Discovery where she focused on target validation and development of innovative biologic and small-molecule therapeutics to address significant unmet needs in autoimmune diseases and cancer. She was a member of the Scientific Advisory Board of Enterome SA until July 2018. Dr. Salter-Cid holds a B.S. in Biology from University of Lisbon and a Ph.D. in Immunology from the University of Miami School of Medicine. We believe that Dr. Salter-Cid is qualified to serve on our board of directors because of her leadership experience in the life science industry and experience in immuno-oncology.

Executive Officers
The following table sets forth our executive officers as of February 19, 2021.

Name	Age	Position
Richard Murray, Ph.D.(1)	62	President, Chief Executive Officer and Director
Kimberlee C. Drapkin	53	Chief Financial Officer and Treasurer
Hugh M. Cole	55	Chief Business Officer and Head of Corporate Development
Elizabeth G. Trehu, M.D.	60	Chief Medical Officer
    (1) Richard Murray, Ph.D. is also a member of the Board of Directors and his biographical information appears above.
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
Additional information required by this Item 10 will be included in the sections captioned “Proposal 1 - Election of Three Class I Directors” and “Corporate Governance” and “Delinquent Section 16(a) Reports,” if applicable, in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020, which information is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in the section captioned “Executive and Director Compensation” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020, which information is incorporated herein by reference.
Item 12. Security Ownership of Certain of Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in the section captioned “Principal Stockholders” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item 13 will be included in the sections captioned “Corporate Governance” and “Transactions with Related Persons” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in the section captioned “Ratification of the Selection of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020, which information is incorporated herein by reference.

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
Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Jounce Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Jounce Therapeutics, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
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
Boston, Massachusetts
February 25, 2021

Jounce Therapeutics, Inc.
Consolidated Balance Sheets
(amounts in thousands, except par value amounts)

	December 31,
	2020	2019
Assets:
Current assets:
Cash and cash equivalents	$147,493	$53,241
Short-term investments	58,985	115,602
Prepaid expenses and other current assets	4,913	4,854
Total current assets	211,391	173,697
Property and equipment, net	7,336	10,672
Long-term investments	6,710	1,601
Operating lease right-of-use asset	14,856	17,615
Other non-current assets	3,943	2,297
Total assets	$244,236	$205,882
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,036	$2,460
Accrued expenses	12,044	8,907
Deferred revenue, current—related party	1,931	—
Operating lease liability, current	3,271	2,901
Other current liabilities	42	132
Total current liabilities	19,324	14,400
Operating lease liability, net of current portion	13,618	16,889
Total liabilities	32,942	31,289
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000 shares authorized at December 31, 2020 and 2019; no shares issued or outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.001 par value: 160,000 shares authorized at December 31, 2020 and 2019; 41,729 and 33,738 shares issued at December 31, 2020 and 2019, respectively; 41,729 and 33,738 shares outstanding at December 31, 2020 and 2019, respectively	42	34
Additional paid-in capital	362,270	281,664
Accumulated other comprehensive (loss) income	(17)	54
Accumulated deficit	(151,001)	(107,159)
Total stockholders’ equity	211,294	174,593
Total liabilities and stockholders’ equity	$244,236	$205,882
The accompanying notes are an integral part of these consolidated financial statements.

Jounce Therapeutics, Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(amounts in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019
Revenue:
License and collaboration revenue—related party	$62,339	$147,872
Operating expenses:
Research and development	78,690	67,135
General and administrative	28,766	27,920
Total operating expenses	107,456	95,055
Operating (loss) income	(45,117)	52,817
Other income, net	1,289	4,052
(Loss) income before provision for income taxes	(43,828)	56,869
Provision for income taxes	14	46
Net (loss) income	$(43,842)	$56,823
Net (loss) income per share, basic	$(1.24)	$1.72
Net (loss) income per share, diluted	$(1.24)	$1.66
Weighted-average common shares outstanding, basic	35,426	33,080
Weighted-average common shares outstanding, diluted	35,426	34,294
Comprehensive (loss) income:
Net (loss) income	$(43,842)	$56,823
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities	(71)	132
Comprehensive (loss) income	$(43,913)	$56,955
The accompanying notes are an integral part of these consolidated financial statements.

Jounce Therapeutics, Inc.
Consolidated Statements Stockholders’ Equity
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	32,941	$33	$268,081	$(78)	$(163,907)	$104,129
Issuance of common stock from at the market offering, net of issuance costs	448	1	3,510	—	—	3,511
Exercise of stock options	185	—	437	—	—	437
Vesting of restricted stock awards and restricted stock units	164	—	27	—	—	27
Stock-based compensation expense	—	—	9,609	—	—	9,609
Other comprehensive income	—	—	—	132	—	132
Cumulative effect adjustment upon adoption of ASC 842	—	—	—	—	(75)	(75)
Net income	—	—	—	—	56,823	56,823
Balance at December 31, 2019	33,738	34	281,664	54	(107,159)	174,593
Issuance of common stock from at the market offering, net of issuance costs	2,074	2	14,511	—	—	14,513
Issuance of common stock under a stock purchase agreement	5,540	6	55,724	—	—	55,730
Exercise of stock options	128	—	600	—	—	600
Vesting of restricted stock awards and restricted stock units	249	—	—	—	—	—
Stock-based compensation expense	—	—	9,771	—	—	9,771
Other comprehensive loss	—	—	—	(71)	—	(71)
Net loss	—	—	—	—	(43,842)	(43,842)
Balance at December 31, 2020	41,729	$42	$362,270	$(17)	$(151,001)	$211,294
The accompanying notes are an integral part of these consolidated financial statements.

Jounce Therapeutics, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Year Ended December 31,
	2020	2019
Operating activities:
Net (loss) income	$(43,842)	$56,823
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	9,771	9,609
Depreciation expense	3,401	3,851
Net amortization of premiums and discounts on investments	47	(1,480)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(236)	(1,375)
Other non-current assets	(1,469)	(728)
Accounts payable	(296)	(944)
Accrued expenses and other current liabilities	3,047	1,983
Deferred revenue—related party	1,931	(97,872)
Other liabilities	(142)	4
Net cash used in operating activities	(27,788)	(30,129)
Investing activities:
Purchases of investments	(85,895)	(188,999)
Proceeds from maturities of investments	137,287	221,366
Purchases of property and equipment	(94)	(985)
Net cash provided by investing activities	51,298	31,382
Financing activities:
Proceeds from at the market offering, net of issuance costs	14,412	3,645
Proceeds from issuance of common under a stock purchase agreement, at fair value	55,730	—
Proceeds from exercise of stock options	600	437
Net cash provided by financing activities	70,742	4,082
Net increase in cash, cash equivalents and restricted cash	94,252	5,335
Cash, cash equivalents and restricted cash, beginning of period	54,511	49,176
Cash, cash equivalents and restricted cash, end of period	$148,763	$54,511
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$—	$29
Issuance costs in accounts payable and accrued expenses	$33	$134
Discount on common stock issued under a stock purchase agreement	$(20,730)	$—
Supplemental cash flow information:
Cash paid for lease liabilities	$4,024	$4,270
Cash paid for income taxes	$45	$101

The accompanying notes are an integral part of these consolidated financial statements.

Jounce Therapeutics, Inc.
Notes to Consolidated Financial Statements

1. Nature of Business
Jounce Therapeutics, Inc. (the “Company”) is a clinical-stage immunotherapy company dedicated to transforming the treatment of cancer by developing therapies that enable the immune system to attack tumors and provide long-lasting benefits to patients through a biomarker-driven approach. The Company is subject to a number of risks similar to those of other clinical-stage immunotherapy companies, including dependence on key individuals; the need to develop commercially viable products; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of its products.
As of December 31, 2020, the Company had cash, cash equivalents, and investments of $213.2 million. The Company expects that its existing cash, cash equivalents and investments will enable it to fund its expected operating expenses and capital expenditure requirements for at least 12 months from February 25, 2021, the filing date of this Annual Report on Form 10-K. The Company expects to finance its future cash needs through a combination of equity or debt financings, collaborations, licensing arrangements and strategic alliances.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates which include, but are not limited to, estimates related to revenue recognized under the Gilead License Agreement and Celgene Collaboration Agreement (including estimates of standalone selling prices of each performance obligation and internal and external costs expected to be incurred to satisfy performance obligations), accrued expenses, stock-based compensation expense and income taxes. In addition, in 2019, the Company made estimates to determine the discount rate utilized in the initial application of ASC Topic 842, Leases (“ASC 842”). The Company bases its estimates on historical experience and other market specific or other relevant assumptions it believes to be reasonable under the circumstances. Actual results could differ from those estimates.
Fair Value of Financial Instruments
ASC Topic 820, Fair Value Measurement (“ASC 820”) establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.
ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes between the following:
•Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
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
Property and Equipment
Property and equipment is recorded at cost and consists of laboratory equipment, furniture and office equipment, computer equipment, leasehold improvements. The Company capitalizes property and equipment that is acquired for research and development activities and that has alternate future use. Expenditures for maintenance and repairs are recorded to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. Leasehold improvements are depreciated over the lesser of their useful life or the term of the lease. Depreciation is calculated over the estimated useful lives of the assets using the straight-line method.
Impairment of Long-lived Assets
The Company reviews its property and equipment whenever events or changes in circumstances indicate that the carrying value of certain assets might not be recoverable and recognizes an impairment loss when it is probable that an asset’s realizable value is less than the carrying value.
Leases
Effective January 1, 2019, the Company adopted ASC 842. In adopting ASC 842, the Company elected to utilize a package of practical expedients under which an entity need not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases or initial direct costs for any existing leases. The Company also elected a practical expedient whereby an entity can utilize hindsight in determining the lease term, including options to extend or terminate the lease. Finally, although separation of lease and non-lease components is required under ASC 842, the Company elected a practical expedient to not separate lease and non-lease components and rather accounts for lease and non-lease components together as a single lease component.
At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company does not recognize leases with terms of one year or less on the balance sheet. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its material leases on a quarterly basis.
Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate (“IBR”), which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, and in a similar economic environment.
The Company subsequently measures its lease liability at the present value of remaining lease payments, discounted using the IBR for the lease. The right-of-use asset is subsequently measured at the amount of the lease liability, adjusted for prepaid or accrued lease payments and the remaining balance of lease incentives received. The Company recognizes operating lease expense on a straight-line basis over the lease term.
Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In applying ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the promises and performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. As part of the assessment, the Company must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. The Company uses key assumptions to determine the standalone selling price, which may include reimbursement rates for personnel costs, development timelines and probabilities of regulatory success. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of promised goods or services to the customer will be one year or less.

Arrangements that include upfront payments may require deferral of revenue recognition to a future period until obligations under these arrangements are fulfilled. The event-based milestone payments represent variable consideration, and the Company uses the “most likely amount” method to estimate this variable consideration. Given the high degree of uncertainty around the occurrence of these events, the Company determined the milestone and other contingent amounts to be fully constrained until the uncertainty associated with these payments is resolved. Revenue will be recognized from sales-based royalty payments when or as the sales occur. The Company will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. See Note 3, “License and Collaboration Revenue”, for further information on the Company’s application of ASC 606.
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
Intellectual Property Expenses
The Company expenses costs associated with intellectual property-related matters as incurred and classifies such costs as general and administrative expenses within the consolidated statements of operations and comprehensive (loss) income.
Stock-based Compensation
The Company accounts for stock-based payments in accordance with ASC Topic 718, Compensation—Stock Compensation. This guidance requires all stock-based payments to employees, including grants of employee stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), to be recognized as expense in the consolidated statements of operations and comprehensive (loss) income based on their grant date fair values. For stock options granted to employees and to members of the Company’s board of directors for their services on the board of directors, the Company estimates the grant date fair value of each stock option using the Black-Scholes option-pricing model. For RSUs and RSAs granted to employees, the Company estimates the grant date fair value of each award using intrinsic value, which is based on the value of the underlying common stock less any purchase price. For stock-based payments subject to service-based vesting conditions, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock-based payment on a straight-line basis over the requisite service period.
The Black‑Scholes option pricing model requires the input of certain subjective assumptions, including (i) the calculation of expected term of the stock-based payment, (ii) the risk‑free interest rate, (iii) the expected stock price volatility and (iv) the expected dividend yield. The Company uses the simplified method as proscribed by SEC Staff Accounting Bulletin No. 107 to calculate the expected term for stock options granted to employees as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The Company determines the risk‑free interest rate based on a treasury instrument whose term is consistent with the expected term of the stock options. Because there had been no public market for the Company’s common stock prior to the Company’s initial public offering (“IPO”), there is a lack of Company‑specific historical and implied volatility data. Accordingly, the Company bases its estimates of expected volatility on the historical volatility of a group of publicly-traded companies with similar characteristics to itself, including stage of product development and therapeutic focus within the life sciences industry. Historical volatility is calculated over a period of time commensurate with the expected term of the stock-based payment. The Company uses an assumed dividend yield of zero as the Company has never paid dividends on its common stock, nor does it expect to pay dividends on its common stock in the foreseeable future. The Company accounts for forfeitures of all stock-based payments when such forfeitures occur.
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

Comprehensive (Loss) Income
Comprehensive (loss) income is comprised of net (loss) income and other comprehensive income. Other comprehensive income for all periods presented consists solely of unrealized gains on available-for-sale securities.
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
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued Accounting Standards Updates (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. This guidance became effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Accordingly, the Company adopted ASU 2018-13 effective January 1, 2020, and there was no impact to the condensed consolidated financial statements due to the adoption of this guidance.
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
Recent Accounting Pronouncements, Not Yet Adopted
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
3.     License and Collaboration Revenue
Gilead License Agreement
On August 31, 2020, the Company and Gilead entered into an exclusive license agreement (the “Gilead License Agreement”) to license the Company’s JTX-1811 program to Gilead. Concurrently with the license agreement, the Company and Gilead entered into a stock purchase agreement (the “Stock Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”, and together with the License Agreement and the Stock Purchase Agreement, the “Transaction Agreements”). The transactions with Gilead were subject to review under the Hart-Scott Rodino Antitrust Improvements Act of 1976 and other customary closing conditions, and became effective on October 16, 2020, the closing date of the agreement. Pursuant to the Gilead License Agreement, the Company granted to Gilead a worldwide and exclusive license to develop, manufacture and commercialize JTX-1811 and certain derivatives thereof (the “Licensed Products”). Gilead paid the Company a one-time, non-refundable upfront payment of $85.0 million in October 2020. The Company will continue to develop JTX-1811 during the initial development term, which includes conducting activities defined within the agreement to advance JTX-1811 through the clearance of an IND application or an earlier date specified by Gilead, at which time the program will be transitioned to Gilead.
Milestone and Royalties
The Company is entitled to receive payments from Gilead upon the achievement of specified clinical, regulatory and sales milestones, including potential clinical development and regulatory milestone payments up to an aggregate total of $510.0 million and potential sales milestone payments up to an aggregate total of $175.0 million.
The Company is also eligible to receive tiered royalty payments based on a percentage of annual worldwide net sales ranging from the high-single digits to mid-teens, based on future annual net sales of the Licensed Products, on a Licensed Product-by-Licensed Product and country-by-country basis.
Termination
Gilead may terminate the License Agreement for convenience, in its sole discretion, in its entirety or on a Licensed Product-by-Licensed Product or region-by-region basis, at any time with prior written notice to the Company. Unless terminated earlier in accordance with its terms, the Gilead License Agreement provides that it will expire (i) on an Licensed Product-by-Licensed

Product and country-by-country basis on the date of the expiration of the royalty term with respect to such Licensed Product in such country and (ii) in its entirety upon the expiration of all applicable royalty terms with respect to the Licensed Products in all countries, following which the applicable licenses under the License Agreement will become fully paid-up, perpetual, irrevocable and royalty-free.
Accounting Analysis
Identification of the Contract(s)
The Company assessed the Gilead License Agreement and concluded that it represents a contract with a customer within the scope of ASC 606, Revenue from Contracts with Customers. In addition, the Company determined that the Gilead License Agreement and Stock Purchase Agreement should be evaluated as a combined contract in accordance with ASC 606 given that the agreements were executed contemporaneously, negotiated as a package and have the same commercial objective to provide funding to further the Company’s research and development activities.
Identification of Promises and Performance Obligations
The Company determined that the Gilead License Agreement contains the following promises: (i) delivery of a worldwide and exclusive license to develop, manufacture and commercialize JTX-1811 (the “JTX-1811 License”), (ii) provision of certain research transition activities, specifically outlined within the Gilead License Agreement, related to the advancement of JTX-1811 through the clearance of an IND application and transition of the JTX-1811 program to Gilead (the “Research and Transition Services”), (iii) appointment of an individual to act as an alliance manager and primary point of contact for Gilead, (iv) appointment of individuals to participate on the Joint Steering Committee (“JSC”), and (v) optional assistance by Jounce after completion of Research and Transition Services upon the request of Gilead.
The Company assessed the above promises and concluded that each of the JTX-1811 License and Research and Transition Services is capable of being distinct and distinct within the context of the Gilead License Agreement. Based upon this evaluation, the Company concluded that its promise to deliver the JTX-1811 License and promise to perform Research and Transition Services represent separate performance obligations in the Gilead License Agreement.
The Company determined that the appointment of an individual to act as an alliance manager and primary point of contact for Gilead, participation in alliance management meetings and the appointment of individuals to participate on the JSC do not constitute the transfer of a good or service to Gilead and as such, do not represent performance obligations under the contract.
Finally, the Company assessed Gilead’s ability to request optional assistance by Jounce after completion of Research and Transition Services and determined that it was both quantitatively and qualitatively immaterial in the context of the Gilead License Agreement. Accordingly, the Company did not assess the optional assistance as a performance obligation.
Determination of Transaction Price
As noted above, the Company received a non-refundable upfront payment of $85.0 million upon the execution of the Gilead License Agreement. This upfront payment represents an element of fixed consideration under the Gilead License Agreement.
The Company also evaluated as possible variable consideration the milestones and royalties discussed above. With respect to clinical development and regulatory milestones, based upon the high degree of uncertainty and risk associated with these potential payments, the Company concluded that all such amounts should be fully constrained and are not included in the initial transaction price. As part of the evaluation of the constraint the Company considered certain factors, including that receipt of such milestones is outside the control of the Company and the probability of success criteria is estimated. Each of these variable consideration items was evaluated under the most-likely amount method. As for royalties and sales milestones, the Company determined that the royalties and milestones relate solely to the JTX-1811 License, which is a license of intellectual property (“IP”). Accordingly, the Company did not include any potential royalty or sales milestone amounts in the initial transaction price, and the Company will not recognize revenue related to these royalties and sales milestones until the associated sales occur and relevant thresholds are met.

The Company assessed proceeds of $35.0 million received under the Stock Purchase Agreement and determined that the fair value of the equity component was $55.7 million based on the closing price of $10.06 per share on October 16, 2020. Pursuant to the agreement, the Company sold 5,539,727 shares of common stock for aggregate cash consideration of $35.0 million, or $6.32 per share, which is equal to the daily volume weighted average per share intraday price of the Common Stock on Nasdaq over the 30-trading day period ending on and including August 28, 2020 plus a 30% premium. As a result, the Company determined that the gross proceeds of $35.0 million received under the Stock Purchase Agreement included a discount to the fair value of the Company’s stock as of October 16, 2020 equal to $20.7 million. In accordance with ASC 606, the discount amount will be included in the transaction price for revenue recognition, resulting in an initial transaction price of $64.3 million.
Allocation of Transaction Price to Performance Obligations
The Company allocated the transaction price to each performance obligation on a relative estimated standalone selling price basis. The Company developed the estimated standalone selling price for the JTX-1811 License based on the present value of expected future cash flows associated with the license and related clinical development and regulatory milestones. In developing such estimate, the Company applied judgement in determining the timing needed to develop the Licensed Product, the probability of success, and the discount rate. The Company developed the estimated standalone selling price for the Research and Transition Services obligation based on the nature of the services to be performed and the Company’s best estimate of the length of time required to perform the services necessary to achieve clearance of an IND application for the JTX-1811 program.
Recognition of Revenue
The Company determined that the JTX-1811 License is a functional license as the underlying IP has significant standalone functionality. In addition, the Company determined that the JTX-1811 License represents a right to use certain of the Company’s IP as it exists at a point in time. Finally, the Company determined that October 16, 2020 represents (i) the date at which the Company made available the IP to Gilead and (ii) the beginning of the period during which Gilead is able to use and benefit from its right to use the IP. Based upon these considerations, the Company recognized $60.8 million in revenue related to the JTX-1811 License performance obligation during the year ended December 31, 2020.
Further, the Company determined the input method under ASC 606 is the most appropriate method of revenue recognition for the Research and Transition Services performance obligation. The method of measuring progress towards delivery of the services incorporated actual internal and external costs incurred, relative to total internal and external costs expected to be incurred to satisfy the performance obligation. The period over which total costs were estimated reflected the Company’s best estimate of the period over which it would perform the research and transition services to achieve clearance of an IND application of the JTX-1811 program and transition the program to Gilead. Based upon these considerations, the Company recognized $1.6 million in revenue related to the Research and Transition Services performance obligation during the year ended December 31, 2020.
The following table provides a summary of the transaction price allocated to each performance obligation, in addition to revenue activity during the period (in thousands):

		Revenue Recognized - related party	Deferred Revenue - related party
	Transaction Price Allocated	Year Ended December 31, 2020	As of December 31, 2020
JTX-1811 License	$60,776	$60,776	$—
Research and Transition Services	3,494	1,563	1,931
Totals	$64,270	$62,339	$1,931
As of December 31, 2020, the remaining amount of the transaction price allocated to the Research and Transition Services that was unsatisfied is expected to be recognized in 2021 as services are performed.
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
As of November 2019, Celgene became a Bristol Myers Squibb company. As part of its Celgene integration process, Bristol Myers Squibb streamlined its pipeline to address areas of overlap. As a result, Celgene provided the Company with a notice of termination and the Celgene License Agreement was terminated effective June 3, 2020 (the “Celgene License Agreement Termination Date”). As of the Celgene License Agreement Termination Date, the Company has sole worldwide rights to JTX-8064, and all of the Company’s intellectual property rights pertaining to JTX-8064 and licensed to Celgene were reacquired by the Company. No party had any further financial or service obligations to one another beyond transition costs and efforts, which were completed during the year ended December 31, 2020.
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
The Company also evaluated as possible variable consideration clinical, regulatory and sales milestone payments and royalties that the Company was eligible to receive under the Celgene License Agreement. With respect to clinical and regulatory milestones, based upon the high degree of uncertainty and risk associated with these potential payments, the Company concluded that all such amounts should be fully constrained and are not included in the initial transaction price. As for royalties and sales milestones, the Company determined that the royalties and milestones related solely to the JTX-8064 License, which is a license of intellectual property (“IP”). Accordingly, the Company did not include any potential royalty or sales milestone amounts in the initial transaction price, and the Company determined it would not recognize revenue related to these royalties and sales milestones until the associated sales occurred and relevant thresholds were met.
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
Recognition of Revenue
The Company determined that the JTX-8064 License was a functional license as the underlying IP had significant standalone functionality. In addition, the Company determined that the JTX-8064 License represented a right to use certain of the Company’s IP as it existed at a point in time. Finally, the Company determined that July 22, 2019 represented (i) the date at which the Company made available the IP to Celgene and (ii) the beginning of the period during which Celgene was able to use and benefit from its right to use the IP. Based upon these considerations, the Company recognized $50.0 million of license revenue during the year ended December 31, 2019. As the upfront payment was non-refundable, the subsequent termination of the Celgene License Agreement had no impact on this revenue recognition. Up through the Celgene License Agreement Termination Date, the Company did not receive any milestone or royalty payments.
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
For the year ended December 31, 2019, the Company recognized collaboration revenue of $97.9 million under the Celgene Collaboration Agreement related to the $225.0 million upfront payment received in 2016. Following the termination of the Celgene Collaboration Agreement, which was effective July 22, 2019, the Company had no further performance obligations. Accordingly, all remaining deferred revenue related to the Celgene Collaboration Agreement was recognized during the year ended December 31, 2019. Up through the termination of the Celgene Collaboration Agreement, the Company did not receive any option exercise, research term extension, milestone or royalty payments.
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
Assets measured at fair value on a recurring basis as of December 31, 2020 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$147,492	$147,492	$—	$—
Investments:
Corporate debt securities	63,691	—	63,691	—
Government agency securities	2,005	—	2,005	—
Totals	$213,188	$147,492	$65,696	$—

Assets measured at fair value on a recurring basis as of December 31, 2019 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$50,242	$50,242	$—	$—
Investments:
Corporate debt securities	48,300	—	48,300	—
U.S. Treasuries	59,082	59,082	—	—
Government agency securities	12,820	—	12,820	—
Totals	$170,444	$109,324	$61,120	$—
There were no changes in valuation techniques during the years ended December 31, 2020 or 2019. There were no liabilities measured at fair value on a recurring basis as of December 31, 2020 or 2019.
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
Cash equivalents, short-term investments and long-term investments as of December 31, 2020 were comprised as follows (in thousands):

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$147,492	$—	$—	$147,492
Corporate debt securities	56,985	9	(13)	56,981
Government agency securities	2,001	4	—	2,005
Total cash equivalents and short-term investments	206,478	13	(13)	206,478
Long-term investments:
Corporate debt securities	6,727	—	(17)	6,710
Total long-term investments	6,727	—	(17)	6,710
Total cash equivalents and investments	$213,205	$13	$(30)	$213,188

Cash equivalents, short-term investments and long-term investments as of December 31, 2019 were comprised as follows (in thousands):

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$50,242	$—	$—	$50,242
Corporate debt securities	46,695	8	(4)	46,699
U.S. Treasuries	59,058	26	(2)	59,082
Government agency securities	12,796	24	—	12,820
Total cash equivalents and short-term investments	168,791	58	(6)	168,843
Long-term investments:
Corporate debt securities	1,599	2	—	1,601
Total long-term investments	1,599	2	—	1,601
Total cash equivalents and investments	$170,390	$60	$(6)	$170,444
As of December 31, 2020 and 2019, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $28.3 million and $28.3 million, respectively. As of December 31, 2020 there were no securities that were in an unrealized loss position for more than twelve months. As of December 31, 2019, the aggregate fair value of securities that were in an unrealized loss position for more than twelve months was $2.0 million. As of December 31, 2020, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of December 31, 2020.
There were no realized gains and losses on available-for-sale securities during the year ended December 31, 2020 and 2019,
6.     Restricted Cash
As of both December 31, 2020 and 2019, the Company maintained non-current restricted cash of $1.3 million. This amount is included within “Other non-current assets” in the accompanying consolidated balance sheets and is comprised solely of a letter of credit required pursuant to the lease for the Company’s corporate headquarters.
The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$53,241	$147,493	$47,906	$53,241
Restricted cash	1,270	1,270	1,270	1,270
Cash, cash equivalents and restricted cash	$54,511	$148,763	$49,176	$54,511

7.     Property and Equipment, Net
Property and equipment, net as of December 31, 2020 and 2019 was comprised as follows (in thousands):

	Estimated Useful Life (in Years)	December 31,
		2020	2019
Laboratory equipment	5	$11,408	$11,374
Furniture and office equipment	4	1,071	1,071
Computer equipment	3	1,528	1,505
Leasehold improvements	Shorter of useful life or remaining lease term	8,572	8,572
Total property and equipment, gross		22,579	22,522
Less: accumulated depreciation		(15,243)	(11,850)
Total property and equipment, net		$7,336	$10,672
Depreciation expense for the years ended December 31, 2020 and 2019 was $3.4 million and $3.9 million, respectively.
8.     Accrued Expenses
Accrued expenses as of December 31, 2020 and 2019 were comprised as follows (in thousands):

	December 31,
	2020	2019
Employee compensation and benefits	$6,825	$5,147
External research and professional services	4,855	3,639
Lab consumables and other	364	121
Total accrued expenses	$12,044	$8,907

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
The following table summarizes sales under the ATM Offering (net proceeds shown in thousands):

For the year ended December 31,	Shares Sold	Net Proceeds	Average Selling Price
2019	447,847	$3,510	$8.57
2020	2,074,274	14,513	$7.23
Total sales under the ATM Offering	2,522,121	$18,023
In January 2021, 3,156,200 shares were sold for net proceeds of $30.2 million. Consequently, the Company completed the sale of all available amounts under the ATM Offering (Note 16).
Preferred Stock
The Company is authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of December 31, 2020, no shares of preferred stock were issued or outstanding.

Shares Reserved for Future Issuance
As of December 31, 2020 and 2019, the Company had reserved for future issuance the following number of shares of common stock (in thousands):

	December 31,
	2020	2019
Shares reserved for vesting of restricted stock awards	—	—
Shares reserved for vesting of restricted stock units	588	460
Shares reserved for exercises of outstanding stock options	6,586	5,735
Shares reserved for future issuances under the 2017 Stock Option and Incentive Plan	1,284	1,288
Total shares reserved for future issuance	8,458	7,483
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
The Company initially registered 1,753,758 shares of common stock under the 2017 Plan, which was comprised of (i) 1,510,000 shares of common stock reserved for issuance under the 2017 Plan, plus (ii) 243,758 shares of common stock originally reserved for issuance under the 2013 Plan that became available for issuance under the 2017 Plan upon the completion of the Company’s IPO. The 2017 Plan also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 Plan on January 1, 2018 and each January 1st thereafter. The number of shares added each year will be equal to the lesser of (i) 4% of the outstanding shares on the immediately preceding December 31st or (ii) such amount as determined by the compensation committee of the board of directors. Effective January 1, 2019 and 2020, 1,317,935 and 1,349,526 additional shares, respectively, were automatically added to the shares authorized for issuance under the 2017 Plan.
As of December 31, 2020, there were 1,283,871 shares available for future issuance under the 2017 Plan.
2017 Employee Stock Purchase Plan
In January 2017, the board of directors adopted and the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which became effective upon the closing of the Company’s IPO. The Company initially reserved 302,000 shares of common stock for future issuance under the 2017 ESPP. The 2017 ESPP also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 ESPP on January 1, 2018 and each January 1st thereafter through January 1, 2027. The number of shares added each year will be equal to the lesser of (i) 1% of the outstanding shares on the immediately preceding December 31st, (ii) 603,000 shares or (iii) such amount as determined by the Compensation Committee of the Board of Directors. Effective January 1, 2019 and 2020, 329,483 and 337,381 additional shares, respectively, were automatically added to the shares authorized for issuance under the 2017 ESPP. No offering periods under the 2017 ESPP had been initiated as of December 31, 2020.

Stock-based Compensation Expense
Total stock-based compensation expense recognized in the consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2020 and 2019 was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$4,242	$4,353
General and administrative	5,529	5,256
Total stock-based compensation expense	$9,771	$9,609
RSU Activity
The Company has also granted RSUs to its employees under the 2017 Plan. The following table summarizes RSU activity for the year ended December 31, 2020 (in thousands, except per share amounts):

	RSUs	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2019	460	$5.61
Issued	420	$6.50
Vested	(248)	$6.54
Cancelled	(44)	$6.14
Unvested as of December 31, 2020	588	$5.82
The aggregate fair value of RSUs vested during the year ended December 31, 2020, based upon the fair values of the stock underlying the RSUs on the day of vesting, was $1.5 million. The aggregate fair value of RSUs vested during the year ended December 31, 2019, based upon the fair values of the stock underlying the RSUs on the day of vesting, was $0.7 million.
As of December 31, 2020, there was unrecognized stock-based compensation expense related to unvested RSUs of $2.2 million, which the Company expects to recognize over a weighted-average period of approximately 1.7 years.
Stock Option Activity
The fair value of stock options granted to employees and directors during the years ended December 31, 2020 and 2019 was calculated on the date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019
Risk-free interest rate	1.2%	2.2%
Expected dividend yield	—%	—%
Expected term (in years)	6.0	6.0
Expected volatility	72.3%	69.4%

Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted to employees and directors during the years ended December 31, 2020 and 2019 was $4.25 and $2.76 per share, respectively.
The following table summarizes changes in stock option activity during the year ended December 31, 2020 (in thousands, except per share amounts):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	5,735	$8.76	7.2	$18,959
Granted	1,230	$6.68
Exercised	(128)	$4.67
Cancelled	(251)	$12.69
Outstanding at December 31, 2020	6,586	$8.30	6.5	$13,110
Exercisable at December 31, 2020	4,586	$8.15	5.8	$10,832

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020 and 2019 was $0.5 million and $0.6 million, respectively.
As of December 31, 2020, there was unrecognized stock-based compensation expense related to unvested stock options of $9.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.2 years.
11.   Income Taxes
The provision for income taxes for the years ended December 31, 2020 and 2019 was comprised as follows (in thousands):

	Year Ended December 31,
	2020	2019
Current taxes:
Federal	$—	$—
State	14	46
Total current taxes	14	46
Deferred taxes:
Federal	—	—
State	—	—
Total deferred taxes	—	—
Total provision for income taxes	$14	$46

As part of Congress’s response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), was signed into United States law on March 27, 2020 and modifies certain provisions of the Tax Cuts and Jobs Act, enacted in 2017, with respect to net operating losses. Under the CARES Act, the limitation on the deduction of net operating losses to 80% of annual taxable income is suspended for taxable years beginning before January 1, 2021. The CARES Act did not have a material impact on the condensed consolidated financial statements.
A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2020	2019
Income tax computed at federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	4.2%	4.8%
Tax credit carryforwards	7.8%	(5.4)%
Permanent items	(12.4)%	1.1%
Change in valuation allowance	(20.4)%	(21.4)%
Other	(0.2)%	—%
Effective tax rate	—%	0.1%
The principal components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 were comprised as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$22,717	$33,008
Tax credit carryforwards	21,387	17,185
Deferred revenue	528	—
Operating lease liability	4,614	5,407
Intangibles	785	519
Accrued expenses and other	1,838	1,358
Unrealized loss on available-for-sale securities	17	17
Depreciation	314	—
Stock-based compensation	4,031	3,376
Total deferred tax assets	56,231	60,870
Less: valuation allowance	(52,172)	(43,219)
Net deferred tax assets	4,059	17,651
Deferred tax liabilities:
Section 481(a) method change	—	(12,827)
Operating lease right-of-use asset	(4,059)	(4,812)
Depreciation	—	(12)
Total deferred tax liabilities	(4,059)	(17,651)
Net deferred taxes	$—	$—
As of December 31, 2020, the Company had federal and state net operating loss (“NOL”) carryforwards of $82.2 million and $86.3 million, respectively. Federal NOLs generated through the year ended December 31, 2017 expire at various dates from 2032 through 2037, and federal NOLs generated in years beginning after December 31, 2017 may be carried forward indefinitely. State NOLs expire at various dates from 2035 through 2038. As of December 31, 2020, the Company had federal research and development tax credit carryforwards of $16.1 million which expire at various dates from 2032 through 2040. In addition, as of December 31, 2020, the Company had state research and development and investment tax credit carryforwards of $6.6 million and $0.1 million, respectively. The state research and development tax credit carryforwards expire at various dates from 2029 through 2035 and the state investment tax credit carryforwards expire at various dates from 2021 through 2023.
Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which primarily pertain to NOL carryforwards, tax credit carryforwards, the Company’s operating lease liability and stock-based compensation. Management has determined that it is more likely than not that the Company will not realize the benefits of its deferred tax assets, and as a result, a valuation allowance of $52.2 million has been established at December 31, 2020. The increase in the valuation allowance of $9.0 million during the year ended December 31, 2020 was primarily due to the reduction in the deferred tax liability that was recorded as of December 31, 2019 related to the Company’s Internal Revenue Code Section 481(a) method change for revenue recognition under the Celgene Collaboration Agreement. The deferred tax liability reversed during the year ended December 31, 2020 and is no longer available as a source of future income.
NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the IRC. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the Company’s value immediately prior to the ownership change. An IRC Section 382 study, completed in August 2016, identified three previous ownership changes for purposes of IRC Section 382. As a result of these ownership changes, the Company’s NOL and tax credit carryforwards allocable to the periods preceding each such ownership change are subject to limitations under IRC Section 382. No additional ownership changes were identified in a study completed in May 2020. Subsequent ownership changes may further affect the limitation in future years.
The Company had no unrecognized tax benefits as of either December 31, 2020 or 2019. During the year ended December 31, 2017, the Company completed a study of its research and development credit carryforwards generated during the years ended December 31, 2016 and 2015. The Company has not conducted a study of its research and development credit carryforwards generated during any subsequent years. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credit carryforwards, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated statements of operations and comprehensive (loss) income if an adjustment were required.
Interest and penalty charges, if any, related to income taxes would be classified as a component of the provision for income taxes in the consolidated statements of operations and comprehensive (loss) income. As of December 31, 2020, the Company has not incurred any material interest or penalty charges.
The Company files income tax returns in the United States federal tax jurisdiction and the Massachusetts state tax jurisdiction. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authorities for all tax years in which a loss carryforward is available.
12.   Related-party Transactions
In July 2019, the Company entered into the Celgene License Agreement under which it received a non-refundable upfront payment of $50.0 million from Celgene. Previously, in July 2016, the Company entered into the Celgene Collaboration Agreement and a Series B-1 Preferred Stock Purchase Agreement with Celgene. Under the Celgene Collaboration Agreement, the Company received a non-refundable upfront payment of $225.0 million. Under the Series B-1 Preferred Stock Purchase Agreement, Celgene purchased 10,448,100 shares of Series B-1 Preferred Stock for $36.1 million. These shares of Series B-1 Preferred Stock converted into 2,831,463 shares of common stock upon the completion of the Company’s IPO. In addition, an affiliate of Celgene purchased 625,000 shares of the Company’s common stock in the IPO at the public offering price of $16.00 per share for a total of $10.0 million. As of December 31, 2020, the Company had recorded no reimbursable expenses due to or from Celgene. As of December 31, 2019, the Company had recorded $0.7 million of reimbursement expenses due from Celgene within prepaid expenses and other current assets in the accompanying consolidated balance sheets.
As discussed within Note 3, “License and Collaboration Revenue”, BMS completed its acquisition of Celgene in November 2019, and Celgene is now a wholly-owned subsidiary of BMS.
In August 2020, the Company entered into the Gilead License Agreement and Stock Purchase Agreement under which it received a non-refundable upfront payment of $85.0 million and cash consideration of $35.0 million for Gilead’s purchase of 5,539,727 shares of the Company’s common stock. As of December 31, 2020, the Company has recognized $62.3 million in revenue under these arrangements and has recorded deferred revenue of $1.9 million in the accompanying consolidated balance sheets. As of December 31, 2020, the Company had recorded $0.1 million of reimbursement expenses due from Gilead within prepaid expenses and other current assets in the accompanying consolidated balance sheets.

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
Accounting under ASC 842
As a result of the adoption of ASC 842 on January 1, 2019, the Company recorded a right-of-use asset and a corresponding lease liability on the consolidated balance sheets as of December 31, 2020 and 2019. As there is no rate implicit in the Corporate Headquarters Lease, the Company estimated its incremental borrowing rate based upon a synthetic credit rating and yield curve analysis. Based upon this analysis, the Company calculated a discount rate of 8.0% for the Corporate Headquarters Lease.
As of December 31, 2020, the future minimum lease payments due under the operating lease for the Company’s corporate headquarters are as follows (in thousands):

Amount
2021	$4,505
2022	4,633
2023	4,764
2024	4,900
2025 and thereafter	1,242
Total remaining minimum rental payments	20,044
Less: effect of discounting	(3,155)
Total lease liability	$16,889
The Company recorded operating lease expense for the Corporate Headquarters Lease of $4.2 million for the years ended December 31, 2020 and 2019. As of December 31, 2020, the remaining lease term of the Corporate Headquarters Lease was 4.3 years. The Company presents changes in its right-of-use asset and lease liability on a combined net basis within “Other liabilities” in the consolidated statements of cash flows.
License and Collaboration Agreements
The Company has entered into various license agreements for certain technology. The Company could be required to make aggregate technical, clinical development and regulatory milestone payments of up to $9.0 million and low single-digit royalty payments based on a percentage of net sales of licensed products. As of December 31, 2020, the Company had made $0.7 million in aggregate milestone payments under these license agreements. The Company may cancel these agreements at any time by providing 30 to 90 days’ notice to the licensors, and all payments not previously due would no longer be owed.
The Company has also entered into collaboration agreements with various third parties for research services and access to proprietary technology platforms. Under these collaboration agreements, the Company could be required to make aggregate technical, clinical development and regulatory milestones payments ranging from $12.5 million to $12.9 million per product candidate and low single-digit royalty payments based on a percentage of net sales on a product-by-product basis. As of December 31, 2020, the Company had made $1.8 million in aggregate milestone payments under these collaboration agreements.

14.   401(k) Savings Plan
The Company has a defined-contribution savings plan under Section 401(k) of the IRC (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Beginning on January 1, 2018, the Company matches 50% of an employee’s 401(k) contributions up to a maximum of 6% of the participant’s salary, subject to employer match limitations under the IRC. As such, the Company made $0.6 million and $0.6 million in contributions to the 401(k) Plan for the years ended December 31, 2020 and 2019, respectively.
15.   Net (Loss) Income per Share
The following table summarizes the calculation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Years Ended December 31,
	2020	2019
Net (loss) income	$(43,842)	$56,823

Weighted-average common shares outstanding, basic	35,426	33,080
Dilutive effect of outstanding stock options	—	1,121
Dilutive effect of unvested RSAs	—	1
Dilutive effect of unvested RSUs	—	92
Weighted-average common shares outstanding, diluted	35,426	34,294

Net (loss) income per share, basic	$(1.24)	$1.72
Net (loss) income per share, diluted	$(1.24)	$1.66
The following weighted-average amounts were excluded from the calculation of diluted net (loss) income per share because their effect would be anti-dilutive (in thousands):

	Year Ended December 31,
	2020	2019
Outstanding stock options	6,594	3,727
Unvested RSUs	660	24
Total	7,254	3,751
16.   Subsequent Events
Subsequent to December 31, 2020 and through the filing date of this Annual Report on Form 10-K, the Company sold an aggregate of 3,156,200 shares at an average price of $9.87 per share for net proceeds of $30.2 million. Consequently, the Company has completed the sale of all available amounts under the ATM Offering.

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

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K (File No. 001-37998) filed February 27, 2020)
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

10.5*#	Amended and Restated Non-Employee Director Compensation Policy
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
Amended and Restated Exclusive License Agreement between Sloan Kettering Institute for Cancer Research, Memorial Sloan Kettering Cancer Center and Memorial Hospital for Cancer and the Registrant, dated September 28, 2015 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-215372) filed December 30, 2016)

10.15‡
License Agreement by and between the Registrant and Gilead Sciences, Inc., dated August 31, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37998) filed on November 6, 2020)

10.16‡
Stock Purchase Agreement by and between the Registrant and Gilead Sciences, Inc., dated August 31, 2020 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37998) filed on November 6, 2020)

10.17‡
Registration Rights Agreement by and between the Registrant and Gilead Sciences, Inc., dated August 31, 2020 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37998) filed on November 6, 2020)

21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

*	Filed herewith
+	Furnished herewith
#	Indicates a management contract or any compensatory plan, contract or arrangement
†	Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended
‡	Portions of this Exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOUNCE THERAPEUTICS, INC.

Date: February 25, 2021	By:	/s/ Richard Murray
Richard Murray, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Murray	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2021
Richard Murray, Ph.D.

/s/ Kim C. Drapkin	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2021
Kim C. Drapkin

/s/ Perry A. Karsen	Chairman of the Board of Directors	February 25, 2021
Perry A. Karsen

/s/ Luis A. Diaz, Jr.	Director	February 25, 2021
Luis A. Diaz, Jr., M.D.

/s/ Barbara Duncan	Director	February 25, 2021
Barbara Duncan

/s/ J. Duncan Higgons	Director	February 25, 2021
J. Duncan Higgons

/s/ Robert Iannone	Director	February 25, 2021
Robert Iannone, M.D., M.S.C.E.

/s/ Robert Kamen	Director	February 25, 2021
Robert Kamen, Ph.D.

/s/ Cary G. Pfeffer	Director	February 25, 2021
Cary G. Pfeffer, M.D.

/s/ Luisa Salter-Cid	Director	February 25, 2021
Luisa Salter-Cid, Ph.D.