Form 10-Q
period 2021-03-31
Jounce Therapeutics, Inc.
filed 2021-05-04
CIK 1640455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

    As of April 30, 2021, there were 51,208,357 shares of common stock, $0.001 par value per share, outstanding.

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
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

•the impact of laws and regulations.
There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. You should also read carefully the factors described in the sections “Summary of Risks Factors” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.
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

Item 1. Financial Statements

Jounce Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except par value amounts)

d

	March 31,	December 31,
	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$196,273	$147,493
Short-term investments	61,205	58,985
Prepaid expenses and other current assets	9,535	4,913
Total current assets	267,013	211,391
Property and equipment, net	6,709	7,336
Long-term investments	13,808	6,710
Operating lease right-of-use asset	14,146	14,856
Other non-current assets	3,477	3,943
Total assets	$305,153	$244,236
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,631	$2,036
Accrued expenses	7,470	12,044
Deferred revenue, current - related party	392	1,931
Operating lease liability, current	3,378	3,271
Other current liabilities	54	42
Total current liabilities	12,925	19,324
Operating lease liability, net of current portion	12,774	13,618
Total liabilities	25,699	32,942
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued or outstanding at March 31, 2021 or December 31, 2020	—	—
Common stock, $0.001 par value: 160,000 shares authorized at March 31, 2021 and December 31, 2020; 51,200 and 41,729 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	51	42
Additional paid-in capital	456,964	362,270
Accumulated other comprehensive income	(25)	(17)
Accumulated deficit	(177,536)	(151,001)
Total stockholders’ equity	279,454	211,294
Total liabilities and stockholders’ equity	$305,153	$244,236
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue:
License and collaboration revenue—related party	$1,539	$—
Operating expenses:
Research and development	20,507	19,646
General and administrative	7,615	7,539
Total operating expenses	28,122	27,185
Operating loss	(26,583)	(27,185)
Other income, net	49	750
Loss before provision for income taxes	(26,534)	(26,435)
Provision for income taxes	1	8
Net loss	$(26,535)	$(26,443)
Net loss per share, basic and diluted	$(0.58)	$(0.78)
Weighted-average common shares outstanding, basic and diluted	45,962	34,029
Comprehensive loss:
Net loss	$(26,535)	$(26,443)
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities	(8)	90
Comprehensive loss	$(26,543)	$(26,353)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	41,729	$42	$362,270	$(17)	$(151,001)	$211,294
Issuance of common stock from at the market offering, net of issuance costs	3,156	3	30,218	—	—	30,221
Issuance of common stock from follow-on public offering, net of issuance costs	5,750	6	60,632	—	—	60,638
Exercises of common stock options	342	—	1,019	—	—	1,019
Vesting of restricted stock units	223	—	—	—	—	—
Stock-based compensation expense	—	—	2,825	—	—	2,825
Other comprehensive loss	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(26,535)	(26,535)
Balance at March 31, 2021	51,200	$51	$456,964	$(25)	$(177,536)	$279,454

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	33,738	$34	$281,664	$54	$(107,159)	$174,593
Issuance of common stock from at the market offering, net of issuance costs	201	—	1,648	—	—	1,648
Exercise of common stock options	9	—	38	—	—	38
Vesting of restricted stock units	101	—	—	—	—	—
Stock-based compensation expense	—	—	2,618	—	—	2,618
Other comprehensive income	—	—	—	90	—	90
Net loss	—	—	—	—	(26,443)	(26,443)
Balance at March 31, 2020	34,049	$34	$285,968	$144	$(133,602)	$152,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(26,535)	$(26,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,825	2,618
Depreciation expense	785	938
Net amortization of premiums and discounts on investments	139	(84)
Other non-cash items	—	19
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,573)	(543)
Other non-current assets	466	18
Accounts payable	(518)	1,407
Accrued expenses and other current liabilities	(4,575)	(1,457)
Deferred revenue—related party	(1,539)	—
Other liabilities	(27)	(19)
Net cash used in operating activities	(33,552)	(23,546)
Investing activities:
Purchases of investments	(21,265)	(19,856)
Proceeds from maturities of investments	11,800	63,650
Purchases of property and equipment	(158)	(50)
Net cash (used in) provided by investing activities	(9,623)	43,744
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	90,985	1,514
Proceeds from exercise of stock options	970	38
Net cash provided by financing activities	91,955	1,552
Net increase in cash, cash equivalents and restricted cash	48,780	21,750
Cash, cash equivalents and restricted cash, beginning of period	148,763	54,511
Cash, cash equivalents and restricted cash, end of period	$197,543	$76,261
Non-cash investing and financing activities:
Issuance costs in accounts payable and accrued expenses	$163	$—
Stock option exercise receivables in prepaid expenses and other current assets	$49	$—
Supplemental cash flow information:
Cash paid for lease liabilities	$1,492	$1,090
Cash paid for income taxes	$8	$—

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
As of March 31, 2021, the Company had cash, cash equivalents and investments of $271.3 million. The Company expects that its existing cash, cash equivalents and investments will enable it to fund its expected operating expenses and capital expenditure requirements for at least 12 months from May 4, 2021, the filing date of this Quarterly Report on Form 10-Q. The Company expects to finance its future cash needs through a combination of equity or debt financings, collaborations, licensing arrangements and strategic alliances.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of March 31, 2021 and December 31, 2020, and for the three months ended March 31, 2021 and 2020, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021 (the “Annual Report on Form 10-K”).
The information presented in the condensed consolidated financial statements and related notes as of March 31, 2021, and for the three months ended March 31, 2021 and 2020, is unaudited. The December 31, 2020 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
Interim results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Jounce Therapeutics, Inc. and its wholly-owned subsidiary, Jounce Mass Securities, Inc. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2021.
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
Recent Accounting Pronouncements, Not Yet Adopted
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
3.     License and Collaboration Revenue
Gilead License Agreement
On August 31, 2020, the Company and Gilead Sciences, Inc. (“Gilead”) entered into an exclusive license agreement (the “Gilead License Agreement”) to license the Company’s JTX-1811 program to Gilead. Concurrently with the license agreement, the Company and Gilead entered into a stock purchase agreement (the “Stock Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”, and together with the License Agreement and the Stock Purchase Agreement, the “Transaction Agreements”). Pursuant to the Gilead License Agreement, the Company granted to Gilead a worldwide and exclusive license to develop, manufacture and commercialize JTX-1811 and certain derivatives thereof (the “Licensed Products”). Gilead paid the Company a one-time, non-refundable upfront payment of $85.0 million pursuant to the Gilead License Agreement and the Company sold Gilead 5,539,727 shares of common stock pursuant to the Stock Purchase Agreement for proceeds of $35.0 million upon the closing in October 2020. The Company will continue to develop JTX-1811 during the initial development term, which includes conducting activities defined within the agreement to advance JTX-1811 through the clearance of an investigational new drug (“IND”) application or an earlier date specified by Gilead, at which time the program will be transitioned to Gilead.
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
Termination
Gilead may terminate the License Agreement for convenience, at its sole discretion, in its entirety or on a Licensed Product-by-Licensed Product or region-by-region basis, at any time with prior written notice to the Company. Unless terminated earlier in accordance with its terms, the Gilead License Agreement provides that it will expire (i) on a Licensed Product-by-Licensed Product and country-by-country basis on the date of the expiration of the royalty term with respect to such Licensed Product in such country and (ii) in its entirety upon the expiration of all applicable royalty terms with respect to the Licensed Products in all countries, following which the applicable licenses under the License Agreement will become fully paid-up, perpetual, irrevocable and royalty-free.
Accounting Analysis
Identification of the Contract(s)
The Company assessed the Gilead License Agreement and concluded that it represents a contract with a customer within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”). In addition, the Company determined that the Gilead License Agreement and Stock Purchase Agreement should be evaluated as a combined contract in accordance with ASC 606 given that the agreements were executed contemporaneously, negotiated as a package and have the same commercial objective to provide funding to further the Company’s research and development activities.
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
Determination of Transaction Price
As noted above, the Company received a non-refundable upfront payment of $85.0 million upon the closing of the Gilead License Agreement. This upfront payment represents an element of fixed consideration under the Gilead License Agreement.
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

The Company assessed proceeds of $35.0 million received under the Stock Purchase Agreement and determined that the fair value of the equity component was $55.7 million based on the closing price of $10.06 per share in October 2020. Pursuant to the agreement, the Company sold 5,539,727 shares of common stock for aggregate cash consideration of $35.0 million, or $6.32 per share, which is equal to the daily volume weighted average per share intraday price of the Common Stock on Nasdaq over the 30-trading day period ending on and including August 28, 2020 plus a 30% premium. As a result, the Company determined that the gross proceeds of $35.0 million received under the Stock Purchase Agreement included a discount to the fair value of the Company’s stock as of October 16, 2020 equal to $20.7 million. In accordance with ASC 606, the discount amount will be included in the transaction price for revenue recognition, resulting in an initial transaction price of $64.3 million.

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
Based on the above considerations, $60.8 million of the initial transaction price was allocated to the JTX-1811 License performance obligation and $3.5 million was allocated to the Research and Transition Services performance obligation.
Recognition of Revenue
The Company determined that the JTX-1811 License is a functional license as the underlying IP has significant standalone functionality. In addition, the Company determined that the JTX-1811 License represents a right to use certain of the Company’s IP as it exists at a point in time. Finally, the Company determined that October 16, 2020 represents (i) the date at which the Company made available the IP to Gilead and (ii) the beginning of the period during which Gilead is able to use and benefit from its right to use the IP. Based upon these considerations, the Company recognized the entirety of the initial transaction price allocated to the JTX-1811 License performance obligation during the year ended December 31, 2020.
Further, the Company determined the input method under ASC 606 is the most appropriate method of revenue recognition for the Research and Transition Services performance obligation. The method of measuring progress towards delivery of the services incorporated actual internal and external costs incurred, relative to total internal and external costs expected to be incurred to satisfy the performance obligation. The period over which total costs were estimated reflected the Company’s best estimate of the period over which it would perform the research and transition services to achieve clearance of an IND application of the JTX-1811 program and transition the program to Gilead. Based upon these considerations, the Company recognized $1.5 million in revenue related to the Research and Transition Services performance obligation during the three months ended March 31, 2021.
The following table presents changes in the Company’s contract liabilities related to the Gilead License Agreement during the during the three months ended March 31, 2021 (in thousands):

	January 1, 2021	Additions	Reductions	March 31, 2021
Contract liabilities:
Deferred revenue - related party	1,931	—	(1,539)	392
Total	$1,931	$—	$(1,539)	$392
The reductions to the deferred revenue contract liability during the three months ended March 31, 2021 was comprised of revenue recognized for Research and Transition services performed during the period. All revenue recognized during the three months ended March 31, 2021 related to the Gilead License Agreement was included within the beginning balance of the deferred revenue contract liability.
As of March 31, 2021, the remaining amount of the transaction price allocated to the Research and Transition Services that was unsatisfied is expected to be recognized in 2021 as services are performed. The Company has not received any milestone or royalty payments under the Gilead License Agreement as of March 31, 2021
4.    Fair Value Measurements
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
Assets measured at fair value on a recurring basis as of March 31, 2021 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$191,760	$191,760	$—	$—
Investments:
Corporate debt securities	79,526	—	79,526	—
Totals	$271,286	$191,760	$79,526	$—
Assets measured at fair value on a recurring basis as of December 31, 2020 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$147,492	$147,492	$—	$—
Investments:
Corporate debt securities	63,691	—	63,691	—
Government agency securities	2,005	—	2,005	—
Totals	$213,188	$147,492	$65,696	$—
There were no changes in valuation techniques during the three months ended March 31, 2021 or during the year ended December 31, 2020. There were no liabilities measured at fair value on a recurring basis as of March 31, 2021 or December 31, 2020.
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

Cash equivalents, short-term investments and long-term investments as of March 31, 2021 were comprised as follows (in thousands):

	March 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$191,760	$—	$—	$191,760
Corporate debt securities	65,728	1	(11)	65,718
Total cash equivalents and short-term investments	257,488	1	(11)	257,478
Long-term investments:
Corporate debt securities	13,823	—	(15)	13,808
Total long-term investments	13,823	—	(15)	13,808
Total cash equivalents and investments	$271,311	$1	$(26)	$271,286
Cash equivalents, short-term investments and long-term investments as of December 31, 2020 were comprised as follows (in thousands):

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$147,492	$—	$—	$147,492
Corporate debt securities	56,985	9	(13)	56,981
Government agency securities	2,001	4	—	2,005
Total cash equivalents and short-term investments	206,478	13	(13)	206,478
Long-term investments:
Corporate debt securities	6,727	—	(17)	6,710
Total long-term investments	6,727	—	(17)	6,710
Total cash equivalents and investments	$213,205	$13	$(30)	$213,188
As of March 31, 2021 and December 31, 2020, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $37.3 million and $28.3 million, respectively. As of both March 31, 2021 and December 31, 2020, there were no securities that were in an unrealized loss position for more than twelve months. As of March 31, 2021, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of March 31, 2021.
There were no realized gains or losses on available-for-sale securities during the three months ended March 31, 2021. There were immaterial realized gains and losses on available-for-sale securities during the three months ended March 31, 2020.
6.     Restricted Cash
As of both March 31, 2021 and December 31, 2020, the Company maintained non-current restricted cash of $1.3 million. This amount is included within “Other non-current assets” in the accompanying condensed consolidated balance sheets and is comprised solely of a letter of credit required pursuant to the lease for the Company’s corporate headquarters.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$147,493	$196,273	$53,241	$74,991
Restricted cash	1,270	1,270	1,270	1,270
Cash, cash equivalents and restricted cash	$148,763	$197,543	$54,511	$76,261
7.     Accrued Expenses
Accrued expenses as of March 31, 2021 and December 31, 2020 were comprised as follows (in thousands):

	March 31,	December 31,
	2021	2020
Employee compensation and benefits	$2,955	$6,825
External research and professional services	4,219	4,855
Lab consumables and other	296	364
Total accrued expenses	$7,470	$12,044
8.   Common Stock and Preferred Stock
Common Stock
The Company is authorized to issue 160,000,000 shares of common stock. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the board of directors.
On December 17, 2019, the Company entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which the Company offered and sold shares of its common stock with an aggregate offering price of up to $50.0 million under an “at the market” offering program (the “ATM Offering”). The Sales Agreement provided that Cowen would be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. During the three months ended March 31, 2021, the Company sold an aggregate of 3,156,200 shares of common stock at an average price of $9.87 per share under the ATM Offering for net proceeds of $30.2 million, which completed the sale of all available amounts under the ATM Offering.
In addition, the Company completed a follow-on public offering of its common stock, selling an aggregate of 5,750,000 shares of common stock at a public offering price of $11.25 per share for net proceeds of $60.6 million, after deducting underwriting discounts and commissions and offering fees, during three months ended March 31, 2021.
Preferred Stock
The Company is authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of March 31, 2021, no shares of preferred stock were issued or outstanding.
Shares Reserved for Future Issuance
As of March 31, 2021 and December 31, 2020, the Company had reserved for future issuance the following number of shares of common stock (in thousands):

	March 31,	December 31,
	2021	2020
Shares reserved for vesting of restricted stock units	822	588
Shares reserved for exercises of outstanding stock options	7,174	6,586
Shares reserved for future issuance under the 2017 Stock Option and Incentive Plan	1,563	1,284
Total shares reserved for future issuance	9,559	8,458

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
The Company initially registered on Form S-8 1,753,758 shares of common stock under the 2017 Plan, which was comprised of (i) 1,510,000 shares of common stock reserved for issuance under the 2017 Plan, plus (ii) 243,758 shares of common stock originally reserved for issuance under the 2013 Plan that became available for issuance under the 2017 Plan upon the completion of the Company’s IPO. The 2017 Plan also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 Plan on January 1, 2018 and each January 1st thereafter. The number of shares added each year will be equal to the lesser of (i) 4% of the outstanding shares on the immediately preceding December 31st or (ii) such amount as determined by the compensation committee of the board of directors. Effective January 1, 2020 and 2021, 1,349,526 and 1,669,162 additional shares, respectively, were automatically added to the shares authorized for issuance under the 2017 Plan.
As of March 31, 2021, there were 1,563,376 shares available for future issuance under the 2017 Plan.
2017 Employee Stock Purchase Plan
In January 2017, the board of directors adopted and the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). The Company initially reserved 302,000 shares of common stock for future issuance under the 2017 ESPP. The 2017 ESPP also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 ESPP on January 1, 2018 and each January 1st thereafter through January 1, 2027. The number of shares added each year will be equal to the lesser of (i) 1% of the outstanding shares on the immediately preceding December 31st, (ii) 603,000 shares or (iii) such amount as determined by the compensation committee of the board of directors. Effective January 1, 2020 and 2021, 337,381 and 417,291 additional shares, respectively, were automatically added to the shares authorized for issuance under the 2017 ESPP. No offering periods under the 2017 ESPP had been initiated as of March 31, 2021.
Stock-based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$1,215	$1,181
General and administrative	1,610	1,437
Total stock-based compensation expense	$2,825	$2,618

RSU Activity
The Company has also granted RSUs to its employees under the 2017 Plan. The following table summarizes RSU activity for the three months ended March 31, 2021 (in thousands, except per share amounts):

	RSUs	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2020	588	$5.82
Issued	472	$11.90
Vested	(223)	$5.64
Cancelled	(15)	$8.13
Unvested as of March 31, 2021	822	$9.32
The aggregate fair value of RSUs that vested during the three months ended March 31, 2021, based upon the fair values of the stock underlying the RSUs on the day of vesting, was $1.5 million. The aggregate fair value of RSUs that vested during the three months ended March 31, 2020, based upon the fair values of the stock underlying the RSUs on the day of vesting, was $0.8 million.
As of March 31, 2021, there was unrecognized stock-based compensation expense related to unvested RSUs of $6.9 million, which the Company expects to recognize over a weighted-average period of approximately 2.2 years.
Stock Option Activity
The fair value of stock options granted during the three months ended March 31, 2021 and 2020 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.6%	1.4%
Expected dividend yield	—%	—%
Expected term (in years)	6.1	6.1
Expected volatility	81.6%	71.4%
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended March 31, 2021 and 2020 was $8.24 and $4.23 per share, respectively.
The following table summarizes stock option activity during the three months ended March 31, 2021 (in thousands, except per share amounts):

	Options	Weighted-Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	6,586	$8.30	6.5	$13,110
Granted	1,027	$11.94
Exercised	(342)	$2.98
Cancelled	(97)	$11.61
Outstanding at March 31, 2021	7,174	$9.04	6.9	$25,472
Exercisable at March 31, 2021	4,474	$8.65	5.7	$18,973
The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2021 and 2020 was $2.8 million and less than $0.1 million, respectively.
As of March 31, 2021, there was unrecognized stock-based compensation expense related to unvested stock options of $15.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.

10.   Related-party Transactions
In August 2020, the Company entered into the Gilead License Agreement and Stock Purchase Agreement under which it received a non-refundable upfront payment of $85.0 million and cash consideration of $35.0 million for Gilead’s purchase of 5,539,727 shares of the Company’s common stock. As of March 31, 2021, the Company had no reimbursable expenses due from Gilead. As of December 31, 2020, the Company had recorded $0.1 million of reimbursement expenses due from Gilead within prepaid expenses and other current assets in the accompanying consolidated balance sheets.
11.   Net Loss per Share
For purposes of the diluted net loss per share calculation, outstanding stock options and unvested RSUs are considered to be potentially dilutive securities, however the following weighted-average amounts were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2021	2020
Outstanding stock options	6,953	6,339
Unvested RSUs	680	624
Total	7,633	6,963

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the United States Securities and Exchange Commission, or the SEC, on February 25, 2021. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data,” and in the sections entitled “Summary of Risk Factors” and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Our highest priority program, JTX-8064, is being developed for patients with either PD-(L)1-inhibitor resistant or PD-(L)1 inhibitor sensitive tumors. JTX-8064 is the first tumor-associated macrophage candidate to emerge from our Translational Science Platform. JTX-8064 is an antibody that binds to Leukocyte Immunoglobulin Like Receptor B2, or LILRB2 (also known as ILT4), which is a cell surface receptor expressed on macrophages. In January 2021, we began enrollment in the INNATE trial, our Phase 1 dose-escalation clinical trial of JTX-8064 as a monotherapy and in combination with either our PD-1 inhibitor, pimivalimab, formerly JTX-4014, or an approved PD-1 inhibitor in patients with advanced solid tumors. Our goal is to advance this program rapidly, and, as a result, INNATE is a proof-of-concept trial that includes indication-specific expansion cohorts.
Vopratelimab is a clinical-stage monoclonal antibody that binds to and activates the Inducible T cell CO-Stimulator, or ICOS, a protein on the surface of certain T cells commonly found in many solid tumors. We are currently enrolling patients in the SELECT trial, which is evaluating vopratelimab in combination with pimivalimab, our anti-PD-1 antibody, compared to pimivalimab alone in biomarker-selected, immunotherapy-naive second-line non-small cell lung cancer, or NSCLC, patients. We identify patients for SELECT using TISvopra , an 18 gene signature that includes genes relevant to both CD8 and CD4 T cell biology. TISvopra has been optimized to predict for emergence of ICOS hi CD4 T cells in the peripheral blood, which have been associated with clinical benefit in patients treated with vopratelimab alone or in combination with nivolumab. SELECT is a randomized Phase 2 clinical trial outside the United States, and we expect to report clinical data from SELECT in 2022.
Pimivalimab is a clinical-stage anti-PD-1 antibody that we are developing primarily for potential use in combination with our product candidates, as we believe that combination therapy has the potential to be a mainstay of cancer immunotherapy. We presented safety and preliminary efficacy data from our monotherapy Phase 1 clinical trial of pimivalimab in 2019. Based on the results of that clinical trial, we are using pimivalimab in combination with vopratelimab in SELECT, and we plan to use pimivalimab in combination with JTX-8064 in INNATE.
JTX-1811 is the most recent product candidate to emerge from our Translational Science Platform, and in August 2020, we entered into an agreement to exclusively license JTX-1811 to Gilead Sciences, Inc., or Gilead. JTX-1811 is a monoclonal antibody that is designed to selectively deplete T regulatory cells in the tumor microenvironment, or TME, by targeting a receptor called CCR8, which is preferentially expressed on intra-tumoral T regulatory cells. Pursuant to our exclusive license agreement with Gilead, or the Gilead License Agreement, we granted Gilead a worldwide license to develop, manufacture and commercialize JTX-1811 and certain derivatives thereof, as well as backup antibodies defined within the agreement. Under the terms of the Gilead License Agreement, we will advance JTX-1811 until the clearance of an IND application or an earlier date specified by Gilead, at which time the program will be transitioned to Gilead. We are entitled to receive payments from Gilead upon the achievement of specified clinical, regulatory and sales milestones, including potential clinical development and regulatory milestone payments. We are also eligible to receive tiered royalty payments based on a percentage of annual worldwide net sales ranging from the high-single digits to mid-teens, based on future annual net sales of licensed products, on a licensed product-by-licensed product and country-by-country basis.

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
Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, developing our Translational Science Platform and conducting research, preclinical studies and clinical trials. We do not have any products approved for sale. We are subject to a number of risks comparable to those of other similar companies, including dependence on key individuals; the need to develop commercially viable products; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of our products. We have funded our operations primarily through proceeds received from public offerings and private placements of our stock totaling $389.5 million and up-front payments from collaboration and license agreements totaling $360.0 million.
Due to our significant research and development expenditures, we have accumulated substantial losses since our inception. As of March 31, 2021, we had an accumulated deficit of $177.5 million. We expect to incur substantial additional losses in the future as we continue to advance our programs.
The spread of COVID-19 during 2020 and 2021 has caused an economic downturn on a global scale. As of May 4, 2021, we have not experienced a significant financial impact directly related to the COVID-19 pandemic but have experienced some disruptions to clinical operations and to our supply chain. As the pandemic continues to unfold, the extent of its effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time.
Financial Operations Overview
Revenue
For the three months ended March 31, 2021, we recognized $1.5 million of license and collaboration revenue under the Gilead License Agreement for the performance of research and transition services. For the three months ended March 31, 2020, we did not recognize any license or collaboration revenue.
In the future, we may generate revenue from product sales, collaboration agreements, strategic alliances and licensing arrangements, including potential milestone payments and royalties under the Gilead License Agreement. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of license fees, milestones, reimbursement of costs incurred and other payments, if any, and product sales, to the extent any products are successfully commercialized. If we or third parties fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, could be materially adversely affected.
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
•establishing an appropriate safety profile with IND-enabling toxicology studies and clinical trials;
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
A change in the outcome of any of these variables with respect to the development of any of our product candidates would significantly change the costs, timing and viability associated with the development of that product candidate. We plan to increase our research and development expenses for the foreseeable future as we advance our product candidates through preclinical development and clinical trials and continue the enhancement of our Translational Science Platform and the progression of our pipeline.
Due to the inherently unpredictable nature of preclinical and clinical development, we do not allocate all of our internal research and development expenses on a program-by-program basis as they primarily relate to personnel and lab consumables costs that are deployed across multiple programs under development. Our research and development expenses also include external costs, which we do track on a program-by-program basis following the program’s nomination as a development candidate. We began incurring such external costs for vopratelimab in 2015, pimivalimab in 2016, JTX-8064 in 2017 and JTX-1811 in 2019.

Our external research and development and external clinical and regulatory costs for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Vopratelimab / Pimivalimab combination	$2,734	$1,812
JTX-8064	2,578	—
JTX-1811	1,842	739
Vopratelimab	1,425	4,927
Pimivalimab	441	504
Pre-development candidates	281	347
Total external research and development and clinical and regulatory costs	$9,301	$8,329
Research and development activities account for a significant portion of our operating expenses. As we continue to implement our business strategy, we expect our research and development expenses to increase over the next several years. We expect that these expenses will increase as we:
•continue our clinical development of JTX-8064, including our Phase 1 INNATE clinical trial as a monotherapy and in combination with either pimivalimab or an approved PD-1 inhibitor;
•continue our clinical development of vopratelimab, including our Phase 2 SELECT clinical trial of vopratelimab and pimivalimab;
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

Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020	$ Change
Revenue:
License and collaboration revenue—related party	$1,539	$—	$1,539
Operating expenses:
Research and development	20,507	19,646	861
General and administrative	7,615	7,539	76
Total operating expenses	28,122	27,185	937
Operating loss	(26,583)	(27,185)	602
Other income, net	49	750	(701)
Loss before provision for income taxes	(26,534)	(26,435)	(99)
Provision for income taxes	1	8	(7)
Net loss	$(26,535)	$(26,443)	$(92)
License and Collaboration Revenue
For the three months ended March 31, 2021, we recognized $1.5 million of license and collaboration revenue under the Gilead License Agreement. Under the Gilead License Agreement, we recognize revenue for research and transition services over time as the services related to the performance obligation are rendered. No license or collaboration revenue was recognized for the three months ended March 31, 2020. See Note 3 to our consolidated financial statements included within Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the application of accounting guidance to the Gilead License Agreement.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020	$ Change
Employee compensation	$7,833	$7,711	$122
External research and development	3,580	1,468	2,112
External clinical and regulatory	5,721	6,861	(1,140)
Lab consumables	1,521	1,548	(27)
Facility costs	1,377	1,418	(41)
Other research	475	640	(165)
Total research and development expenses	$20,507	$19,646	$861
Research and development expenses increased by $0.9 million from $19.6 million for the three months ended March 31, 2020 to $20.5 million for the three months ended March 31, 2021. The increase in research and development expenses was primarily attributable to the following:
•$2.1 million of increased external research and development cost associated with manufacturing and IND-enabling activities for our development programs;
•offset by $1.1 million of decreased external clinical and regulatory costs primarily attributable to reduced spend on vopratelimab.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020	$ Change
Employee compensation	$4,246	$3,996	$250
Professional services	1,211	1,196	15
Facility costs	1,082	1,127	(45)
Other	1,076	1,220	(144)
Total general and administrative expenses	$7,615	$7,539	$76
General and administrative expenses increased by $0.1 million from $7.5 million for the three months ended March 31, 2020 to $7.6 million for the three months ended March 31, 2021. The increase in general and administrative expenses was primarily due to increased stock-based compensation expense.
Other Income, net
Other income, net, decreased by $0.7 million from $0.8 million for the three months ended March 31, 2020 to less than $0.1 million for the three months ended March 31, 2021. The decrease in other income, net is attributable to reduced interest rates due to current market conditions.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations primarily through proceeds received from public offerings of our common stock and private placements of our common stock or convertible preferred stock totaling $389.5 million and up-front payments from collaboration and license agreements totaling $360.0 million. As of March 31, 2021, we had cash, cash equivalents and investments of $271.3 million.
On December 17, 2019, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which we offered and sold shares of our common stock with an aggregate offering price of up to $50.0 million under the ATM Offering. The Sales Agreement provided that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. During the three months ended March 31, 2021, we sold an aggregate of 3,156,200 shares of common stock at an average price of $9.87 per share under the ATM Offering for net proceeds of $30.2 million, which completed the sale of all available amounts under the ATM
In addition, during the three months ended March 31, 2021, we completed a follow-on public offering, selling an aggregate of 5,750,000 shares of common stock at a public offering price of $11.25 per share for net proceeds of $60.6 million.
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
Due to our significant research and development expenditures, we have accumulated substantial losses since inception. We have incurred an accumulated deficit of $177.5 million through March 31, 2021. We expect to incur substantial additional losses in the future as we continue to advance our programs. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments of $271.3 million as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2023. However, we have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our capital resources sooner than we expect. The timing and amount of our operating expenditures will depend largely on:

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

Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(33,552)	$(23,546)
Investing activities	(9,623)	43,744
Financing activities	91,955	1,552
Net increase in cash, cash equivalents and restricted cash	$48,780	$21,750
Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2021 was $33.6 million, compared to net cash used in operating activities of $23.5 million for the three months ended March 31, 2020. Cash used in operating activities increased by $10.0 million primarily due to prepaid deposits and payment of accrued expense on scheduled manufacturing for our development programs and increased employee compensation payments during the three months ended March 31, 2021.
Cash (Used in) Provided by Investing Activities
Net cash used in investing activities for the three months ended March 31, 2021 was $9.6 million, compared to net cash provided by investing activities of $43.7 million for the three months ended March 31, 2020. Cash provided by investing activities decreased by $53.4 million as our cash was primarily held in cash equivalents during the three months ended March 31, 2021.
Cash Provided by Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2021 was $92.0 million, compared to net cash provided by financing activities of $1.6 million for the three months ended March 31, 2020. Cash provided by financing activities increased by $90.4 million primarily due to proceeds received from our follow-on public offering and ATM Offering completed during the three months ended March 31, 2021.
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
There were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 25, 2021.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, or the Exchange Act, and are not required to provide the information under this item.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

JOUNCE THERAPEUTICS, INC.

Date: May 4, 2021	By:	/s/ Kim C. Drapkin
Kim C. Drapkin
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)