Form 10-Q
period 2021-06-30
Jounce Therapeutics, Inc.
filed 2021-08-05
CIK 1640455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

    As of July 30, 2021, there were 51,232,029 shares of common stock, $0.001 par value per share, outstanding.

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

Item 1. Financial Statements

Jounce Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except par value amounts)

d

	June 30,	December 31,
	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$140,814	$147,493
Short-term investments	79,319	58,985
Accounts receivable — related party	24,976	31
Prepaid expenses and other current assets	12,010	4,882
Total current assets	257,119	211,391
Property and equipment, net	6,026	7,336
Long-term investments	26,015	6,710
Operating lease right-of-use asset	13,403	14,856
Other non-current assets	3,597	3,943
Total assets	$306,160	$244,236
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,476	$2,036
Accrued expenses	9,853	12,044
Deferred revenue, current — related party	—	1,931
Operating lease liability, current	3,478	3,271
Other current liabilities	34	42
Total current liabilities	15,841	19,324
Operating lease liability, net of current portion	11,857	13,618
Total liabilities	27,698	32,942
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued or outstanding at June 30, 2021 or December 31, 2020	—	—
Common stock, $0.001 par value: 160,000 shares authorized at June 30, 2021 and December 31, 2020; 51,221 and 41,729 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	51	42
Additional paid-in capital	459,982	362,270
Accumulated other comprehensive income	(24)	(17)
Accumulated deficit	(181,547)	(151,001)
Total stockholders’ equity	278,462	211,294
Total liabilities and stockholders’ equity	$306,160	$244,236
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
License and collaboration revenue — related party	$25,368	$—	$26,907	$—
Operating expenses:
Research and development	22,100	21,023	42,607	40,669
General and administrative	7,317	7,226	14,932	14,765
Total operating expenses	29,417	28,249	57,539	55,434
Operating loss	(4,049)	(28,249)	(30,632)	(55,434)
Other income, net	40	285	89	1,035
Loss before provision for income taxes	(4,009)	(27,964)	(30,543)	(54,399)
Provision for income taxes	2	4	3	12
Net loss	$(4,011)	$(27,968)	$(30,546)	$(54,411)
Net loss per share, basic and diluted	$(0.08)	$(0.82)	$(0.63)	$(1.60)
Weighted-average common shares outstanding, basic and diluted	51,212	34,053	48,601	34,041
Comprehensive loss:
Net loss	$(4,011)	$(27,968)	$(30,546)	$(54,411)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	1	(11)	(7)	79
Comprehensive loss	$(4,010)	$(27,979)	$(30,553)	$(54,332)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	41,729	$42	$362,270	$(17)	$(151,001)	$211,294
Issuance of common stock from at the market offering, net of issuance costs	3,156	3	30,218	—	—	30,221
Issuance of common stock from follow-on public offering, net of issuance costs	5,750	6	60,632	—	—	60,638
Exercises of common stock options	342	—	1,019	—	—	1,019
Vesting of restricted stock units	223	—	—	—	—	—
Stock-based compensation expense	—	—	2,825	—	—	2,825
Other comprehensive loss	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(26,535)	(26,535)
Balance at March 31, 2021	51,200	51	456,964	(25)	(177,536)	279,454
Exercises of common stock options	21	—	83	—	—	83
Stock-based compensation expense	—	—	2,935	—	—	2,935
Other comprehensive income	—	—	—	1	—	1
Net loss	—	—	—	—	(4,011)	(4,011)
Balance at June 30, 2021	51,221	$51	$459,982	$(24)	$(181,547)	$278,462

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	33,738	$34	$281,664	$54	$(107,159)	$174,593
Issuance of common stock from at the market offering, net of issuance cost	201	—	1,648	—	—	1,648
Exercise of common stock options	9	—	38	—	—	38
Vesting of restricted stock units	101	—	—	—	—	—
Stock-based compensation expense	—	—	2,618	—	—	2,618
Other comprehensive income	—	—	—	90	—	90
Net loss	—	—	—	—	(26,443)	(26,443)
Balance at March 31, 2020	34,049	34	285,968	144	(133,602)	152,544
Exercises of common stock options	16	—	61	—	—	61
Stock-based compensation expense	—	—	2,643	—	—	2,643
Other comprehensive loss	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(27,968)	(27,968)
Balance at June 30, 2020	34,065	$34	$288,672	$133	$(161,570)	$127,269
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(30,546)	$(54,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,760	5,261
Depreciation expense	1,501	1,795
Net amortization of premiums and discounts on investments	338	(95)
Other non-cash items	—	(4)
Changes in operating assets and liabilities:
Accounts receivable — related party	(24,945)	—
Prepaid expenses and other current assets	(7,126)	745
Other non-current assets	345	(128)
Accounts payable	473	741
Accrued expenses and other current liabilities	(2,232)	1,181
Deferred revenue — related party	(1,931)	—
Other liabilities	(101)	(61)
Net cash used in operating activities	(58,464)	(44,976)
Investing activities:
Purchases of investments	(78,565)	(30,752)
Proceeds from maturities of investments	38,581	95,387
Purchases of property and equipment	(157)	(50)
Net cash (used in) provided by investing activities	(40,141)	64,585
Financing activities:
Proceeds from at the market offering, net of issuance costs	90,826	1,514
Proceeds from exercise of stock options	1,100	99
Net cash provided by financing activities	91,926	1,613
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,679)	21,222
Cash, cash equivalents and restricted cash, beginning of period	148,763	54,511
Cash, cash equivalents and restricted cash, end of period	$142,084	$75,733
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$33	$—
Stock option exercise receivables in prepaid expenses and other current assets	$2	$—
Supplemental cash flow information:
Cash paid for lease liabilities	$2,626	$2,190
Cash paid for income taxes	$8	$45

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
As of June 30, 2021, the Company had cash, cash equivalents and investments of $246.1 million. The Company expects that its existing cash, cash equivalents and investments will enable it to fund its expected operating expenses and capital expenditure requirements for at least 12 months from August 5, 2021, the filing date of this Quarterly Report on Form 10-Q. The Company expects to finance its future cash needs through a combination of equity or debt financings, collaborations, licensing arrangements and strategic alliances.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of June 30, 2021 and December 31, 2020, and for the three and six months ended June 30, 2021 and 2020, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021 (the “Annual Report on Form 10-K”).
The information presented in the condensed consolidated financial statements and related notes as of June 30, 2021, and for the three and six months ended June 30, 2021 and 2020, is unaudited. The December 31, 2020 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
Interim results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Jounce Therapeutics, Inc. and its wholly-owned subsidiary, Jounce Mass Securities, Inc. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2021.
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
3.     License and Collaboration Revenue
Gilead License Agreement
On August 31, 2020, the Company and Gilead Sciences, Inc. (“Gilead”) entered into an exclusive license agreement (the “Gilead License Agreement”) to license the Company’s JTX-1811 program to Gilead, which will be referred to as GS-1811 in Gilead’s pipeline. Concurrently with the license agreement, the Company and Gilead entered into a stock purchase agreement (the “Stock Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”, and together with the License Agreement and the Stock Purchase Agreement, the “Transaction Agreements”). Pursuant to the Gilead License Agreement, the Company granted to Gilead a worldwide and exclusive license to develop, manufacture and commercialize JTX-1811 and certain derivatives thereof (the “Licensed Products”). Gilead paid the Company a one-time, non-refundable upfront payment of $85.0 million pursuant to the Gilead License Agreement and the Company sold Gilead 5,539,727 shares of common stock pursuant to the Stock Purchase Agreement for proceeds of $35.0 million upon the closing in October 2020. The Company continued to develop JTX-1811 during the initial development term, which included conducting activities defined within the agreement to advance JTX-1811 through the clearance of an investigational new drug application (“IND”), which occurred in June 2021, at which time the program transitioned to Gilead.
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
In June 2021, the Company received clearance of the IND for JTX-1811 from the U.S. Food and Drug Administration (“FDA”) and achieved a $25.0 million milestone under the Gilead License Agreement. Payment for this milestone was received in July 2021.
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
Identification of Promises and Performance Obligations
The Company determined that the Gilead License Agreement contains the following promises: (i) delivery of a worldwide and exclusive license to develop, manufacture and commercialize JTX-1811 (the “JTX-1811 License”), (ii) provision of certain research transition activities, specifically outlined within the Gilead License Agreement, related to the advancement of JTX-1811 through the clearance of an IND and transition of the JTX-1811 program to Gilead (the “Research and Transition Services”), (iii) appointment of an individual to act as an alliance manager and primary point of contact for Gilead, (iv) appointment of individuals to participate on the Joint Steering Committee (“JSC”), and (v) optional assistance by Jounce after completion of Research and Transition Services upon the request of Gilead.
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
The Company also evaluated as possible variable consideration the milestones and royalties discussed above. With respect to clinical development and regulatory milestones, based upon the high degree of uncertainty and risk associated with these potential payments, the Company concluded that all such amounts should be fully constrained and are not included in the initial transaction price. As part of the evaluation of the constraint the Company considered certain factors, including that receipt of such milestones is outside the control of the Company and the probability of success criteria is estimated. Each of these variable consideration items was evaluated under the most-likely amount method. As for royalties and sales milestones, the Company determined that the royalties and milestones relate solely to the JTX-1811 License, which is a license of intellectual property (“IP”). Accordingly, the Company did not include any potential royalty or sales milestone amounts in the initial transaction price, and the Company will not recognize revenue related to these royalties and sales milestones until the associated sales occur and relevant thresholds are met. The Company will re-evaluate the transaction price in each reporting period as uncertain events are resolved or as other changes in circumstances occur, and if necessary, will adjust its estimate of the transaction price to include milestones as they become probable of occurrence.

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

Allocation of Transaction Price to Performance Obligations
The Company allocated the transaction price to each performance obligation on a relative estimated standalone selling price basis. The Company developed the estimated standalone selling price for the JTX-1811 License based on the present value of expected future cash flows associated with the license and related clinical development and regulatory milestones. In developing such estimate, the Company applied judgement in determining the timing needed to develop the Licensed Product, the probability of success, and the discount rate. The Company developed the estimated standalone selling price for the Research and Transition Services obligation based on the nature of the services to be performed and the Company’s best estimate of the length of time required to perform the services necessary to achieve clearance of an IND for the JTX-1811 program.
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
Further, the Company determined the input method under ASC 606 is the most appropriate method of revenue recognition for the Research and Transition Services performance obligation. The method of measuring progress towards delivery of the services incorporated actual internal and external costs incurred, relative to total internal and external costs expected to be incurred to satisfy the performance obligation. The period over which total costs were estimated reflected the Company’s best estimate of the period over which it would perform the research and transition services to achieve clearance of an IND of the JTX-1811 program and transition the program to Gilead.
During the three months ended June 30, 2021, the Company recognized $25.4 million in collaboration and license revenue under the Gilead License Agreement, $25.0 million of which was recognized related to the achievement of a clinical development and regulatory milestone for FDA clearance of the IND for JTX-1811 and $0.4 million of which related to the performance of research and transition services. No revenue was recognized during the three months ended June 30, 2020.
During the six months ended June 30, 2021, the Company recognized $26.9 million in collaboration and license revenue under the Gilead License Agreement, $25.0 million of which related to the achievement of a clinical development and regulatory milestone for FDA clearance of the IND for JTX-1811 and $1.9 million of which related to the performance of research and transition services. No revenue was recognized during the six months ended June 30, 2020.
As of June 30, 2021 and December 31, 2020, receivables due from Gilead of $25.0 million and less than $0.1 million, respectively, were included in “Accounts receivable — related party”. The Company subsequently received payment for the $25.0 million milestone in July 2021.
The following table presents changes in the Company’s contract liabilities related to the Gilead License Agreement during the six months ended June 30, 2021 (in thousands):

	January 1, 2021	Additions	Reductions	June 30, 2021
Contract liabilities:
Deferred revenue — related party	1,931	—	(1,931)	—
Total	$1,931	$—	$(1,931)	$—
The reductions to deferred revenue - related party during the six months ended June 30, 2021 were comprised of revenue recognized for research and transition services performed during the period.

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
Assets measured at fair value on a recurring basis as of June 30, 2021 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$140,814	$140,814	$—	$—
Investments:
Corporate debt securities	95,165	—	95,165	—
U.S. Treasuries	7,486	7,486	—	—
Government agency securities	2,683	—	2,683	—
Totals	$246,148	$148,300	$97,848	$—
Assets measured at fair value on a recurring basis as of December 31, 2020 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$147,492	$147,492	$—	$—
Investments:
Corporate debt securities	63,691	—	63,691	—
Government agency securities	2,005	—	2,005	—
Totals	$213,188	$147,492	$65,696	$—
There were no changes in valuation techniques during the six months ended June 30, 2021 or during the year ended December 31, 2020. There were no liabilities measured at fair value on a recurring basis as of June 30, 2021 or December 31, 2020.
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

Cash equivalents, short-term investments and long-term investments as of June 30, 2021 were comprised as follows (in thousands):

	June 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$140,814	$—	$—	$140,814
Corporate debt securities	79,316	6	(3)	79,319
Total cash equivalents and short-term investments	$220,130	$6	$(3)	$220,133
Long-term investments:
Corporate debt securities	15,868	—	(22)	15,846
U.S. Treasuries	7,487	—	(1)	7,486
Government agency securities	2,687	—	(4)	2,683
Total long-term investments	26,042	—	(27)	26,015
Total cash equivalents and investments	$246,172	$6	$(30)	$246,148
Cash equivalents, short-term investments and long-term investments as of December 31, 2020 were comprised as follows (in thousands):

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$147,492	$—	$—	$147,492
Corporate debt securities	56,985	9	(13)	56,981
Government agency securities	2,001	4	—	2,005
Total cash equivalents and short-term investments	206,478	13	(13)	206,478
Long-term investments:
Corporate debt securities	6,727	—	(17)	6,710
Total long-term investments	6,727	—	(17)	6,710
Total cash equivalents and investments	$213,205	$13	$(30)	$213,188
As of June 30, 2021 and December 31, 2020, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $39.8 million and $28.3 million, respectively. There were no securities that were in an unrealized loss position for more than twelve months as of either June 30, 2021 or December 31, 2020. As of June 30, 2021, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of June 30, 2021.
There were no realized gains or losses on available-for-sale securities during the three or six months ended June 30, 2021. There were immaterial realized gains on available-for-sale securities during the three and six months ended June 30, 2020.
6.     Restricted Cash
As of both June 30, 2021 and December 31, 2020, the Company maintained non-current restricted cash of $1.3 million. This amount is included within “Other non-current assets” in the accompanying condensed consolidated balance sheets and is comprised solely of a letter of credit required pursuant to the lease for the Company’s corporate headquarters.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$147,493	$140,814	$53,241	$74,463
Restricted cash	1,270	1,270	1,270	1,270
Cash, cash equivalents and restricted cash	$148,763	$142,084	$54,511	$75,733
7.     Accrued Expenses
Accrued expenses as of June 30, 2021 and December 31, 2020 were comprised as follows (in thousands):

	June 30,	December 31,
	2021	2020
External research and development and professional services	$4,973	$4,855
Employee compensation and benefits	4,453	6,825
Lab consumables and other	427	364
Total accrued expenses	$9,853	$12,044
8.   Common Stock and Preferred Stock
Common Stock
The Company is authorized to issue 160,000,000 shares of common stock. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the board of directors.
On December 17, 2019, the Company entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which the Company offered and sold shares of its common stock with an aggregate offering price of up to $50.0 million under an “at the market” offering program (the “ATM Offering”). The Sales Agreement provided that Cowen would be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. During the first quarter of 2021, the Company sold an aggregate of 3,156,200 shares of common stock at an average price of $9.87 per share under the ATM Offering for net proceeds of $30.2 million, which completed the sale of all available amounts under the ATM Offering.
In addition, during the first quarter of 2021, the Company completed a follow-on public offering of its common stock, selling an aggregate of 5,750,000 shares of common stock at a public offering price of $11.25 per share for net proceeds of $60.6 million, after deducting underwriting discounts and commissions and offering fees.
Preferred Stock
The Company is authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of June 30, 2021, no shares of preferred stock were issued or outstanding.
Shares Reserved for Future Issuance
As of June 30, 2021 and December 31, 2020, the Company had reserved for future issuance the following number of shares of common stock (in thousands):

	June 30,	December 31,
	2021	2020
Shares reserved for vesting of restricted stock units	802	588
Shares reserved for exercises of outstanding stock options	7,476	6,586
Shares reserved for future issuance under the 2017 Stock Option and Incentive Plan	1,486	1,284
Total shares reserved for future issuance	9,764	8,458

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
As of June 30, 2021, there were 1,485,743 shares available for future issuance under the 2017 Plan.
Inducement Stock Options
The Company may grant, upon approval by the compensation committee of the board of directors, options to purchase shares of common stock as an inducement to employment in accordance with Nasdaq Listing Rule 5635(c)(4). The securities are issued pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, relating to transactions by an issuer not involving any public offering. These options are subject to substantially the same terms of the 2017 Plan. During the three months ended June 30, 2021, the Company granted an option to purchase 225,000 shares of common stock as an inducement award.
2017 Employee Stock Purchase Plan
In January 2017, the board of directors adopted and the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). The Company initially reserved 302,000 shares of common stock for future issuance under the 2017 ESPP. The 2017 ESPP also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 ESPP on January 1, 2018 and each January 1st thereafter through January 1, 2027. The number of shares added each year will be equal to the lesser of (i) 1% of the outstanding shares on the immediately preceding December 31st, (ii) 603,000 shares or (iii) such amount as determined by the compensation committee of the board of directors. Effective January 1, 2020 and 2021, 337,381 and 417,291 additional shares, respectively, were automatically added to the shares authorized for issuance under the 2017 ESPP. No offering periods under the 2017 ESPP had been initiated as of June 30, 2021.

Stock-based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$1,286	$1,196	$2,501	$2,377
General and administrative	1,649	1,447	3,259	2,884
Total stock-based compensation expense	$2,935	$2,643	$5,760	$5,261
RSU Activity
The Company has also granted RSUs to its employees under the 2017 Plan. The following table summarizes RSU activity for the six months ended June 30, 2021 (in thousands, except per share amounts):

	RSUs	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2020	588	$5.82
Issued	472	$11.90
Vested	(223)	$5.64
Cancelled	(35)	$8.65
Unvested as of June 30, 2021	802	$9.33
No RSUs vested during the three months ended June 30, 2021 or 2020. The aggregate fair value of RSUs that vested during the six months ended June 30, 2021 and 2020, based upon the fair values of the stock underlying the RSUs on the day of vesting, was $1.5 million and $0.8 million, respectively.
As of June 30, 2021, there was unrecognized stock-based compensation expense related to unvested RSUs of $6.0 million, which the Company expects to recognize over a weighted-average period of approximately 2.0 years.
Stock Option Activity
The fair value of stock options granted during the three and six months ended June 30, 2021 and 2020 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Risk-free interest rate	1.1%	0.4%	0.8%	1.3%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	5.9	5.6	6.0	6.0
Expected volatility	82.5%	75.4%	81.8%	72.0%
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended June 30, 2021 and 2020 was $6.21 per share and $4.15 per share, respectively. The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2021 and 2020 was $7.63 per share and $4.22 per share, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2021 (in thousands, except per share amounts):

	Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	6,586	$8.30	6.5	$13,110
Granted	1,475	$11.03
Exercised	(363)	$3.04
Cancelled	(222)	$11.58
Outstanding at June 30, 2021	7,476	$9.00	6.8	$10,719
Exercisable at June 30, 2021	4,680	$8.75	5.6	$9,239
The aggregate intrinsic value of stock options exercised during each of the three months ended June 30, 2021 and 2020 was less than $0.1 million. The aggregate intrinsic value of stock options exercised during each of the six months ended June 30, 2021 and 2020 was $2.9 million and less than $0.1 million, respectively.
As of June 30, 2021, there was unrecognized stock-based compensation expense related to unvested stock options of $15.6 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.
10.   Related-party Transactions
In August 2020, the Company entered into the Gilead License Agreement and Stock Purchase Agreement under which it received a non-refundable upfront payment of $85.0 million and cash consideration of $35.0 million for Gilead’s purchase of 5,539,727 shares of the Company’s common stock. As of June 30, 2021, the Company had a $25.0 million receivable due from Gilead for the achievement of a clinical development and regulatory milestone under the Gilead License Agreement during the period and payment was subsequently received in July 2021. As of December 31, 2020, the Company had recorded less than $0.1 million of reimbursable expenses due from Gilead within accounts receivable in the accompanying consolidated balance sheets.
11.   Net Loss per Share
For purposes of the diluted net loss per share calculation, outstanding stock options and unvested RSUs are considered to be potentially dilutive securities, however the following weighted-average amounts were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Outstanding stock options	7,332	6,670	7,143	6,504
Unvested RSUs	809	754	745	689
Total	8,141	7,424	7,888	7,193

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the United States Securities and Exchange Commission, or the SEC, on February 25, 2021. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the sections entitled “Summary of Risk Factors” and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Our highest priority program, JTX-8064, is being developed for patients with either PD-(L)1-inhibitor resistant or PD-(L)1 inhibitor sensitive tumors. JTX-8064 is the first tumor-associated macrophage candidate to emerge from our Translational Science Platform. JTX-8064 is an antibody that binds to Leukocyte Immunoglobulin Like Receptor B2, or LILRB2 (also known as ILT4), which is a cell surface receptor expressed on macrophages. In January 2021, we began enrollment in the INNATE trial, our Phase 1 dose-escalation clinical trial of JTX-8064 as a monotherapy and in combination with our PD-1 inhibitor, pimivalimab, formerly JTX-4014, in patients with advanced solid tumors. Enrollment in the monotherapy dose escalation portion of INNATE is complete; JTX-8064 has been well-tolerated to date with no dose limiting toxicities and we selected 700 mg as our target dose for further evaluation. The eight indication-specific expansion cohorts are designed to demonstrate proof-of-concept.
The indication-specific expansion cohorts will study tumor types in three groups of patients: (i) PD-(L)1 inhibitor experienced patients whose tumors are resistant to PD-(L)1 inhibitors, (ii) PD-(L)1 inhibitor naïve patients whose tumors are historically resistant to PD-(L)1 inhibitors, and (iii) PD-(L)1 inhibitor naïve patients whose tumors are historically more sensitive to PD-(L)1 inhibitors. In PD-(L)1 inhibitor experienced patients, whose tumors are resistant to PD-(L)1 therapy, we plan to evaluate JTX-8064 and pimivalimab in triple negative breast cancer, non-small cell lung cancer, or NSCLC, cutaneous squamous cell carcinoma, and clear cell renal cell carcinoma. In PD-(L)1 inhibitor naïve patients with tumors that have been historically resistant or minimally responsive and for whom there is no approved PD-(L)1 therapy, we plan to evaluate JTX-8064 in ovarian cancer both as a monotherapy and in combination with pimivalimab, and evaluate the combination with pimivalimab in undifferentiated pleomorphic sarcoma and liposarcoma. Additionally, to assess JTX-8064 in PD-(L)1 inhibitor naïve patients with PD-(L)1 inhibitor sensitive tumors, we plan to evaluate JTX-8064 in combination with pimivalimab in front line PD-L1 positive head and neck cancer.
Vopratelimab is a clinical-stage monoclonal antibody that binds to and activates the Inducible T cell CO-Stimulator, or ICOS, a protein on the surface of certain T cells commonly found in many solid tumors. We are currently enrolling patients in the SELECT trial, which is evaluating vopratelimab in combination with pimivalimab compared to pimivalimab alone in biomarker-selected, immunotherapy-naive second-line NSCLC patients. We identify patients for SELECT using TISvopra , an 18 gene signature that includes genes relevant to both CD8 and CD4 T cell biology. TISvopra has been optimized to predict for emergence of ICOS hi CD4 T cells in the peripheral blood, which have been associated with clinical benefit in patients treated with vopratelimab alone or in combination with nivolumab. SELECT is a randomized Phase 2 clinical trial outside the United States, and we expect to report clinical data from SELECT in 2022.
Pimivalimab is a clinical-stage anti-PD-1 antibody that we are developing primarily for potential use in combination with our product candidates, as we believe that combination therapy has the potential to be a mainstay of cancer immunotherapy. We presented safety and preliminary efficacy data from our monotherapy Phase 1 clinical trial of pimivalimab in 2019. Based on the results of that clinical trial, we are using pimivalimab in combination with vopratelimab in SELECT, and we will use pimivalimab in combination with JTX-8064 in INNATE.

JTX-1811 is the most recent product candidate to emerge from our Translational Science Platform, and in August 2020, we entered into an agreement to exclusively license JTX-1811 to Gilead Sciences, Inc., or Gilead. JTX-1811, which will be referred to as GS-1811 in Gilead’s pipeline. JTX-1811 is a monoclonal antibody that is designed to selectively deplete T regulatory cells in the tumor microenvironment, or TME, by targeting a receptor called CCR8, which is preferentially expressed on intra-tumoral T regulatory cells. Pursuant to our exclusive license agreement with Gilead, or the Gilead License Agreement, we granted Gilead a worldwide license to develop, manufacture and commercialize JTX-1811 and certain derivatives thereof, as well as backup antibodies defined within the agreement. Under the terms of the Gilead License Agreement, we have advanced JTX-1811 through the clearance of an investigational new drug application, or IND, and are transitioning the program to Gilead, which triggered a $25.0 million milestone. We are entitled to receive additional payments from Gilead upon the achievement of specified clinical, regulatory and sales milestones, including potential clinical development and regulatory milestone payments. We are also eligible to receive tiered royalty payments based on a percentage of annual worldwide net sales ranging from the high-single digits to mid-teens, based on future annual net sales of licensed products, on a licensed product-by-licensed product and country-by-country basis.
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
Beyond our product candidates, we continue to advance and build our discovery pipeline. We are discovering and developing next-generation immunotherapies by leveraging our Translational Science Platform to systematically and comprehensively interrogate cell types within the TME. Our broad discovery pipeline includes multiple programs targeting myeloid cells such as macrophages, T regulatory cells and non-immune cells. We believe that the use of our Translational Science Platform to efficiently identify novel immuno-oncology targets and advance them from discovery to IND stage is a sustainable approach that we plan to continually apply across our broad discovery pipeline and target selection process. We continue to believe that the LILRB family represents attractive immuno-oncology targets with the potential to improve upon or restore responsiveness to PD-(L)1 inhibitors. Given this, we are rapidly advancing two additional LILRB family programs through discovery, one targeting LILRB1 and the other targeting LILRB4. With our goal of submitting a new IND every 12 to 18 months, we expect at least one of our next development candidates to target the LILRB family of receptors.
Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, developing our Translational Science Platform and conducting research, preclinical studies and clinical trials. We do not have any products approved for sale. We are subject to a number of risks comparable to those of other similar companies, including dependence on key individuals; the need to develop commercially viable products; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of our products. We have funded our operations primarily through proceeds received from public offerings and private placements of our stock totaling $389.5 million and up-front payments from collaboration and license agreements totaling $360.0 million. These amounts exclude a $25.0 million milestone achieved during the period ended June 30, 2021 under the Gilead License Agreement upon clearance from the U.S. Food and Drug Administration of an IND for JTX-1811. We subsequently received payment for this milestone from Gilead in July 2021.
Due to our significant research and development expenditures, we have accumulated substantial losses since our inception. As of June 30, 2021, we had an accumulated deficit of $181.5 million. We expect to incur substantial additional losses in the future as we continue to advance our programs.
The spread of COVID-19 during 2020 and 2021 has caused an economic downturn on a global scale. As of August 5, 2021, we have not experienced a significant financial impact directly related to the COVID-19 pandemic but have experienced some disruptions to clinical operations and to our supply chain. As the pandemic continues to unfold, the extent of its effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time.

Financial Operations Overview
Revenue
For the six months ended June 30, 2021, we recognized $26.9 million of license and collaboration revenue under the Gilead License Agreement for achievement of a clinical development and regulatory milestone relating to the JTX-1811 program and the performance of research and transition services. For the six months ended June 30, 2020, we did not recognize any license or collaboration revenue.
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
Our external research and development and external clinical and regulatory costs for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
JTX-8064	$4,615	$33	$7,193	$33
Vopratelimab / Pimivalimab combination	3,229	3,911	5,963	5,723
Vopratelimab	1,631	4,052	3,056	8,979
Pimivalimab	821	709	1,262	1,213
JTX-1811	634	1,481	2,476	2,220
Pre-development candidates	373	310	654	657
Total external research and development and clinical and regulatory costs	$11,303	$10,496	$20,604	$18,825
Research and development activities account for a significant portion of our operating expenses. As we continue to implement our business strategy, we expect our research and development expenses to increase over the next several years. We expect that these expenses will increase as we:
•continue our clinical development of JTX-8064, including our Phase 1 INNATE clinical trial as a monotherapy and in combination with pimivalimab;
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

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
(in thousands)	2021	2020	$ Change
Revenue:
License and collaboration revenue — related party	$25,368	$—	$25,368
Operating expenses:
Research and development	22,100	21,023	1,077
General and administrative	7,317	7,226	91
Total operating expenses	29,417	28,249	1,168
Operating loss	(4,049)	(28,249)	24,200
Other income, net	40	285	(245)
Loss before provision for income taxes	(4,009)	(27,964)	23,955
Provision for income taxes	2	4	(2)
Net loss	$(4,011)	$(27,968)	$23,957
License and Collaboration Revenue
For the three months ended June 30, 2021 we recognized $25.4 million of license and collaboration revenue under the Gilead License Agreement for achievement of a clinical development and regulatory milestone and for research and transition services, which were recognized over time as the services related to this performance obligation were rendered. No license or collaboration revenue was recognized for the three months ended June 30, 2020.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
(in thousands)	2021	2020	$ Change
Employee compensation	$7,454	$7,119	$335
External clinical and regulatory	6,457	7,740	(1,283)
External research and development	4,846	2,756	2,090
Lab consumables	1,498	1,435	63
Facility costs	1,312	1,383	(71)
Other research	533	590	(57)
Total research and development expenses	$22,100	$21,023	$1,077
Research and development expenses increased by $1.1 million from $21.0 million for the three months ended June 30, 2020 to $22.1 million for the three months ended June 30, 2021. The increase in research and development expenses was primarily attributable to the following:
•$2.1 million of increased external research and development costs associated with manufacturing activities for our development programs; and
•$0.3 million of increased employee compensation costs.
These increases were partially offset by $1.3 million of decreased external clinical and regulatory costs, primarily attributable to reduced spend on vopratelimab during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020; partially offset by spend on JTX-8064 during the three months ended June 30, 2021.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
(in thousands)	2021	2020	$ Change
Employee compensation	$3,863	$3,867	$(4)
Professional services	1,204	1,239	(35)
Facility costs	995	1,069	(74)
Other	1,255	1,051	204
Total general and administrative expenses	$7,317	$7,226	$91
General and administrative expenses increased by $0.1 million from $7.2 million for the three months ended June 30, 2020 to $7.3 million for the three months ended June 30, 2021. The increase in general and administrative expenses was primarily attributable to increased insurance costs.
Other Income, net
Other income, net, decreased by $0.2 million from $0.3 million for the three months ended June 30, 2020 to less than $0.1 million for the three months ended June 30, 2021. The decrease in other income, net is attributable to decreased rates of return on our investments.
Comparison of the Six Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(in thousands)	2021	2020	$ Change
Revenue:
License and collaboration revenue — related party	$26,907	$—	$26,907
Operating expenses:
Research and development	42,607	40,669	1,938
General and administrative	14,932	14,765	167
Total operating expenses	57,539	55,434	2,105
Operating loss	(30,632)	(55,434)	24,802
Other income, net	89	1,035	(946)
Loss before provision for income taxes	(30,543)	(54,399)	23,856
Provision for income taxes	3	12	(9)
Net loss	$(30,546)	$(54,411)	$23,865
License and Collaboration Revenue
For the six months ended June 30, 2021 we recognized $26.9 million of license and collaboration revenue under the Gilead License Agreement for achievement of a clinical development and regulatory milestone and for research and transition services, which were recognized over time as the services related to this performance obligation were rendered. No license or collaboration revenue was recognized for the six months ended June 30, 2020.

Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(in thousands)	2021	2020	$ Change
Employee compensation	$15,287	$14,830	$457
External clinical and regulatory	12,178	14,601	(2,423)
External research and development	8,426	4,224	4,202
Lab consumables	3,019	2,983	36
Facility costs	2,689	2,801	(112)
Other research	1,008	1,230	(222)
Total research and development expenses	$42,607	$40,669	$1,938
Research and development expenses increased by $1.9 million from $40.7 million for the six months ended June 30, 2020 to $42.6 million for the six months ended June 30, 2021. The increase in research and development expenses was primarily attributable to the following:
•$4.2 million of increased external research and development costs associated with manufacturing for our development programs; and
•$0.5 million of increased employee compensation costs primarily attributable to payroll increases and stock based compensation.
These increases were partially offset by $2.4 million of decreased external clinical and regulatory costs, primarily attributable to reduced spend on vopratelimab during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020; partially offset by spend on JTX-8064 during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(in thousands)	2021	2020	$ Change
Employee compensation	$8,109	$7,863	$246
Professional services	2,415	2,435	(20)
Facility costs	2,077	2,196	(119)
Other	2,331	2,271	60
Total general and administrative expenses	$14,932	$14,765	$167
General and administrative expenses increased by $0.2 million from $14.8 million for the six months ended June 30, 2020 to $14.9 million for the six months ended June 30, 2021. The increase in general and administrative expenses was primarily due to increased stock-based compensation expense.
Other Income, net
Other income, net, decreased by $0.9 million from $1.0 million for the six months ended June 30, 2020 to $0.1 million for the six months ended June 30, 2021. The decrease in other income, net is attributable to decreased rates of return on our investments.

Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations primarily through proceeds received from public offerings of our common stock and private placements of our common stock or convertible preferred stock totaling $389.5 million and up-front payments from collaboration and license agreements totaling $360.0 million. As of June 30, 2021, we had cash, cash equivalents and investments of $246.1 million. This does not include the $25.0 million milestone payment received in July 2021 under the Gilead License Agreement.
On December 17, 2019, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which we offered and sold shares of our common stock with an aggregate offering price of up to $50.0 million under the ATM Offering. The Sales Agreement provided that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. During the first quarter of 2021, we sold an aggregate of 3,156,200 shares of common stock at an average price of $9.87 per share under the ATM Offering for net proceeds of $30.2 million, which completed the sale of all available amounts under the ATM.
In addition, during the first quarter of 2021, we completed a follow-on public offering, selling an aggregate of 5,750,000 shares of common stock at a public offering price of $11.25 per share for net proceeds of $60.6 million.
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
Due to our significant research and development expenditures, we have accumulated substantial losses since inception. We have incurred an accumulated deficit of $181.5 million through June 30, 2021. We expect to incur substantial additional losses in the future as we continue to advance our programs. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments of $246.1 million as of June 30, 2021, and receipt of the $25.0 million milestone payment from Gilead in July, will enable us to fund our operating expenses and capital expenditure requirements through the third quarter of 2023. However, we have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our capital resources sooner than we expect. The timing and amount of our operating expenditures will depend largely on:
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings, licensing arrangements, including the Gilead License Agreement, collaborations and strategic alliances. We currently do not have a credit facility or committed sources of capital. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(58,464)	$(44,976)
Investing activities	(40,141)	64,585
Financing activities	91,926	1,613
Net (decrease) increase in cash, cash equivalents and restricted cash	$(6,679)	$21,222
Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2021 was $58.5 million, compared to net cash used in operating activities of $45.0 million for the six months ended June 30, 2020. Cash used in operating activities increased by $13.5 million primarily due to increased operating expenses, prepaid deposits and payments of accrued expenses on scheduled manufacturing for our development programs.
Cash (Used in) Provided by Investing Activities
Net cash used in investing activities for the six months ended June 30, 2021 was $40.1 million, compared to net cash provided by investing activities of $64.6 million for the six months ended June 30, 2020. Cash used in investing activities increased by $104.7 million due to increased purchases of investments and timing of maturities for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2021 was $91.9 million, compared to net cash provided by financing activities of $1.6 million for the six months ended June 30, 2020. Cash provided by financing activities increased by $90.3 million primarily due to proceeds received from our follow-on public offering and ATM Offering completed during the first quarter of 2021.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
On March 25, 2021, our compensation committee approved the grant, effective as of May 1, 2021, of an inducement award to a new employee consisting of a non-statutory stock option to purchase 225,000 shares of our common stock at an exercise price of $9.43 per share, which was the closing price of our common stock on the Nasdaq Global Select Market on April 30, 2021, the trading day immediately prior to the grant date. This award was granted as an inducement material to the employee’s entry into employment with us and was issued outside of our existing equity compensation plans in accordance with Nasdaq Stock Market Listing Rule 5635(c)(4). No underwriters were involved in the foregoing issuance of securities. The securities are issued pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, related to transactions by an issuer not involving any public offering. The stock option has a 10-year term and vests over four years, with 25% of the award vesting on the first anniversary of the employee’s employment, and as to an additional one-twelfth of the shares quarterly thereafter, subject to the employee’s continued employment through applicable vesting dates and subject to the terms and conditions of the stock option agreement covering the grant.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1*	Form of Non-Qualified Stock Option Agreement Inducement Grant for Employees
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith
+	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOUNCE THERAPEUTICS, INC.

Date: August 5, 2021	By:	/s/ Kim C. Drapkin
Kim C. Drapkin
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)