Form 10-Q
period 2021-09-30
Jounce Therapeutics, Inc.
filed 2021-11-04
CIK 1640455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

    As of November 1, 2021, there were 51,243,589 shares of common stock, $0.001 par value per share, outstanding.

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

Item 1. Financial Statements

Jounce Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except par value amounts)

d

	September 30,	December 31,
	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$145,365	$147,493
Short-term investments	74,235	58,985
Accounts receivable — related party	—	31
Prepaid expenses and other current assets	9,645	4,882
Total current assets	229,245	211,391
Property and equipment, net	5,476	7,336
Long-term investments	29,438	6,710
Operating lease right-of-use asset	12,643	14,856
Other non-current assets	3,583	3,943
Total assets	$280,385	$244,236
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,754	$2,036
Accrued expenses	12,714	12,044
Deferred revenue — related party	—	1,931
Operating lease liability, current	3,580	3,271
Other current liabilities	49	42
Total current liabilities	18,097	19,324
Operating lease liability, net of current portion	10,921	13,618
Total liabilities	29,018	32,942
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued or outstanding at September 30, 2021 or December 31, 2020	—	—
Common stock, $0.001 par value: 160,000 shares authorized at September 30, 2021 and December 31, 2020; 51,240 and 41,729 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	51	42
Additional paid-in capital	462,975	362,270
Accumulated other comprehensive income	(19)	(17)
Accumulated deficit	(211,640)	(151,001)
Total stockholders’ equity	251,367	211,294
Total liabilities and stockholders’ equity	$280,385	$244,236
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
License and collaboration revenue—related party	$—	$—	$26,907	$—
Operating expenses:
Research and development	23,288	18,002	65,895	58,671
General and administrative	6,854	7,102	21,786	21,867
Total operating expenses	30,142	25,104	87,681	80,538
Operating loss	(30,142)	(25,104)	(60,774)	(80,538)
Other income, net	55	203	144	1,238
Loss before provision for income taxes	(30,087)	(24,901)	(60,630)	(79,300)
Provision for income taxes	6	2	9	14
Net loss	$(30,093)	$(24,903)	$(60,639)	$(79,314)
Net loss per share, basic and diluted	$(0.59)	$(0.73)	$(1.23)	$(2.33)
Weighted-average common shares outstanding, basic and diluted	51,232	34,159	49,488	34,081
Comprehensive loss:
Net loss	$(30,093)	$(24,903)	$(60,639)	$(79,314)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	5	(88)	(2)	(9)
Comprehensive loss	$(30,088)	$(24,991)	$(60,641)	$(79,323)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	41,729	$42	$362,270	$(17)	$(151,001)	$211,294
Issuance of common stock from at the market offering, net of issuance costs	3,156	3	30,218	—	—	30,221
Issuance of common stock from follow-on public offering, net of issuance costs	5,750	6	60,632	—	—	60,638
Exercises of common stock options	342	—	1,019	—	—	1,019
Vesting of restricted stock units	223	—	—	—	—	—
Stock-based compensation expense	—	—	2,825	—	—	2,825
Other comprehensive loss	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(26,535)	(26,535)
Balance at March 31, 2021	51,200	51	456,964	(25)	(177,536)	279,454
Exercises of common stock options	21	—	83	—	—	83
Stock-based compensation expense	—	—	2,935	—	—	2,935
Other comprehensive income	—	—	—	1	—	1
Net loss	—	—	—	—	(4,011)	(4,011)
Balance at June 30, 2021	51,221	51	459,982	(24)	(181,547)	278,462
Exercises of common stock options	15	—	67	—	—	67
Vesting of restricted stock units	4	—	—	—	—	—
Stock-based compensation expense	—	—	2,926	—	—	2,926
Other comprehensive income	—	—	—	5	—	5
Net loss	—	—	—	—	(30,093)	(30,093)
Balance at September 30, 2021	51,240	$51	$462,975	$(19)	$(211,640)	$251,367

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	33,738	$34	$281,664	$54	$(107,159)	$174,593
Issuance of common stock from at the market offering, net of issuance costs	201	—	1,648	—	—	1,648
Exercises of common stock options	9	—	38	—	—	38
Vesting of restricted stock units	101	—	—	—	—	—
Stock-based compensation expense	—	—	2,618	—	—	2,618
Other comprehensive income	—	—	—	90	—	90
Net loss	—	—	—	—	(26,443)	(26,443)
Balance at March 31, 2020	34,049	34	285,968	144	(133,602)	152,544
Exercises of common stock options	16	—	61	—	—	61
Vesting of restricted stock awards	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,643	—	—	2,643
Other comprehensive loss	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(27,968)	(27,968)
Balance at June 30, 2020	34,065	34	288,672	133	(161,570)	127,269
Exercises of common stock options	75	—	348	—	—	348
Vesting of restricted stock units	147	—	—	—	—	—
Stock-based compensation expense	—	—	2,461	—	—	2,461
Other comprehensive loss	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	(24,903)	(24,903)
Balance at September 30, 2020	34,287	$34	$291,481	$45	$(186,473)	$105,087
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(60,639)	$(79,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,686	7,722
Depreciation expense	2,184	2,601
Net amortization of premiums and discounts on investments	603	(68)
Other non-cash items	1	(1)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,732)	1,641
Other non-current assets	360	(1,378)
Accounts payable	(290)	411
Accrued expenses and other current liabilities	640	1,358
Deferred revenue—related party	(1,931)	—
Other liabilities	(175)	(100)
Net cash used in operating activities	(55,293)	(67,128)
Investing activities:
Purchases of investments	(91,914)	(37,203)
Proceeds from maturities of investments	53,331	116,287
Purchases of property and equipment	(247)	(55)
Net cash (used in) provided by investing activities	(38,830)	79,029
Financing activities:
Proceeds from at the market offering, net of issuance costs	90,826	1,514
Proceeds from exercise of stock options	1,169	447
Net cash provided by financing activities	91,995	1,961
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,128)	13,862
Cash, cash equivalents and restricted cash, beginning of period	148,763	54,511
Cash, cash equivalents and restricted cash, end of period	$146,635	$68,373
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$77	$—
Supplemental cash flow information:
Cash paid for lease liabilities	$3,760	$2,924
Cash paid for income taxes	$8	$45

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
As of September 30, 2021, the Company had cash, cash equivalents and investments of $249.0 million. The Company expects that its existing cash, cash equivalents and investments will enable it to fund its expected operating expenses and capital expenditure requirements for at least 12 months from November 4, 2021, the filing date of this Quarterly Report on Form 10-Q. The Company expects to finance its future cash needs through a combination of equity or debt financings, collaborations, licensing arrangements and strategic alliances.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of September 30, 2021 and December 31, 2020, and for the three and nine months ended September 30, 2021 and 2020, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021 (the “Annual Report on Form 10-K”).
The information presented in the condensed consolidated financial statements and related notes as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, is unaudited. The December 31, 2020 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
Interim results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Jounce Therapeutics, Inc. and its wholly-owned subsidiary, Jounce Mass Securities, Inc. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2021.
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
3.     License and Collaboration Revenue
Gilead License Agreement
On August 31, 2020, the Company and Gilead Sciences, Inc. (“Gilead”) entered into an exclusive license agreement (the “Gilead License Agreement”) to license the Company’s JTX-1811 program to Gilead, now referred to as GS-1811 in Gilead’s pipeline. Concurrently with the license agreement, the Company and Gilead entered into a stock purchase agreement (the “Stock Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”, and together with the License Agreement and the Stock Purchase Agreement, the “Transaction Agreements”). Pursuant to the Gilead License Agreement, the Company granted to Gilead a worldwide and exclusive license to develop, manufacture and commercialize JTX-1811 and certain derivatives thereof (the “Licensed Products”). Gilead paid the Company a one-time, non-refundable upfront payment of $85.0 million pursuant to the Gilead License Agreement and the Company sold Gilead 5,539,727 shares of common stock pursuant to the Stock Purchase Agreement for proceeds of $35.0 million upon the closing in October 2020. The Company continued to develop JTX-1811 during the initial development term, which included conducting activities defined within the agreement to advance JTX-1811 through the clearance of an investigational new drug application (“IND”), which occurred in June 2021, after which the program transitioned to Gilead.
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

The Company assessed proceeds of $35.0 million received under the Stock Purchase Agreement and determined that the fair value of the equity component was $55.7 million based on the closing price of $10.06 per share in October 2020. Pursuant to the agreement, the Company sold 5,539,727 shares of common stock for aggregate cash consideration of $35.0 million, or $6.32 per share, which is equal to the daily volume weighted average per share intraday price of the Common Stock on Nasdaq over the 30-trading day period ending on and including August 28, 2020 plus a 30% premium. As a result, the Company determined that the gross proceeds of $35.0 million received under the Stock Purchase Agreement included a discount to the fair value of the Company’s stock as of October 16, 2020 equal to $20.7 million. In accordance with ASC 606, the discount amount was included in the transaction price for revenue recognition, resulting in an initial transaction price of $64.3 million.

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
During the nine months ended September 30, 2021, the Company recognized $26.9 million in collaboration and license revenue under the Gilead License Agreement, $25.0 million of which related to the achievement of a clinical development and regulatory milestone for FDA clearance of the IND for JTX-1811 and $1.9 million of which related to the performance of research and transition services. No revenue was recognized during the nine months ended September 30, 2020.
The following table presents changes in the Company’s contractual liabilities related to the Gilead License Agreement during the nine months ended September 30, 2021 (in thousands):

	January 1, 2021	Additions	Reductions	September 30, 2021
Contract liabilities:
Deferred revenue — related party	$1,931	$—	$(1,931)	$—
Total	$1,931	$—	$(1,931)	$—
The reductions to deferred revenue - related party during the nine months ended September 30, 2021 were comprised of revenue recognized for research and transition services performed during the period.
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
Assets measured at fair value on a recurring basis as of September 30, 2021 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$145,365	$145,365	$—	$—
Investments:
Corporate debt securities	93,502	—	93,502	—
U.S. Treasuries	7,490	7,490	—	—
Government agency securities	2,681	—	2,681	—
Totals	$249,038	$152,855	$96,183	$—
Assets measured at fair value on a recurring basis as of December 31, 2020 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$147,492	$147,492	$—	$—
Investments:
Corporate debt securities	63,691	—	63,691	—
U.S. Treasuries	—	—	—	—
Government agency securities	2,005	—	2,005	—
Totals	$213,188	$147,492	$65,696	$—
There were no changes in valuation techniques during the nine months ended September 30, 2021 or during the year ended December 31, 2020. There were no liabilities measured at fair value on a recurring basis as of September 30, 2021 or December 31, 2020.
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

Cash equivalents, short-term investments and long-term investments as of September 30, 2021 were comprised as follows (in thousands):

	September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$145,365	$—	$—	$145,365
Corporate debt securities	74,236	1	(2)	74,235
Total cash equivalents and short-term investments	219,601	1	(2)	219,600
Long-term investments:
Corporate debt securities	19,284	1	(18)	19,267
U.S. Treasuries	7,488	2	—	7,490
Government agency securities	2,684	—	(3)	2,681
Total long-term investments	29,456	3	(21)	29,438
Total cash equivalents and investments	$249,057	$4	$(23)	$249,038
Cash equivalents, short-term investments and long-term investments as of December 31, 2020 were comprised as follows (in thousands):

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$147,492	$—	$—	$147,492
Corporate debt securities	56,985	9	(13)	56,981
Government agency securities	2,001	4	—	2,005
Total cash equivalents and short-term investments	206,478	13	(13)	206,478
Long-term investments:
Corporate debt securities	6,727	—	(17)	6,710
Total long-term investments	6,727	—	(17)	6,710
Total cash equivalents and investments	$213,205	$13	$(30)	$213,188
As of September 30, 2021 and December 31, 2020, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $53.1 million and $28.3 million, respectively. There were no securities that were in an unrealized loss position for more than twelve months as of either September 30, 2021 or December 31, 2020. As of September 30, 2021, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of September 30, 2021.
There were no realized gains or losses on available-for-sale securities during the three and nine months ended September 30, 2021. There were immaterial realized gains on available-for-sale securities during the three or nine months ended September 30, 2020.
6.     Restricted Cash
As of both September 30, 2021 and December 31, 2020, the Company maintained non-current restricted cash of $1.3 million. This amount is included within “Other non-current assets” in the accompanying condensed consolidated balance sheets and is comprised solely of a letter of credit required pursuant to the lease for the Company’s corporate headquarters.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$147,493	$145,365	$53,241	$67,103
Restricted cash	1,270	1,270	1,270	1,270
Cash, cash equivalents and restricted cash	$148,763	$146,635	$54,511	$68,373
7.     Accrued Expenses
Accrued expenses as of September 30, 2021 and December 31, 2020 were comprised as follows (in thousands):

	September 30,	December 31,
	2021	2020
External research and development and professional services	$6,419	$4,855
Employee compensation and benefits	5,897	6,825
Lab consumables and other	398	364
Total accrued expenses	$12,714	$12,044
8.   Common Stock and Preferred Stock
Common Stock
The Company is authorized to issue 160,000,000 shares of common stock. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the board of directors.
On December 17, 2019, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) pursuant to which the Company offered and sold shares of its common stock with an aggregate offering price of up to $50.0 million under an “at the market” offering program (the “ATM Offering”). The Sales Agreement provided that Cowen would be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. During the first quarter of 2021, the Company sold an aggregate of 3,156,200 shares at an average price of $9.87 per share for net proceeds of $30.2 million, which completed the sale of all available amounts under the ATM Offering.
In addition, during the first quarter of 2021, the Company completed a follow-on public offering of its common stock, selling an aggregate of 5,750,000 shares of common stock at a public offering price of $11.25 per share for net proceeds of $60.6 million, after deducting underwriting discounts and commissions and offering fees.
Preferred Stock
The Company is authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of September 30, 2021, no shares of preferred stock were issued or outstanding.
Shares Reserved for Future Issuance
As of September 30, 2021 and December 31, 2020, the Company had reserved for future issuance the following number of shares of common stock (in thousands):

	September 30,	December 31,
	2021	2020
Shares reserved for vesting of restricted stock units	822	588
Shares reserved for exercises of outstanding stock options	7,592	6,586
Shares reserved for future issuance under the 2017 Stock Option and Incentive Plan	1,332	1,284
Total shares reserved for future issuance	9,746	8,458

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
As of September 30, 2021, there were 1,332,204 shares available for future issuance under the 2017 Plan.
Inducement Stock Options
The Company may grant, upon approval by the compensation committee of the board of directors, options to purchase shares of common stock as an inducement to employment in accordance with Nasdaq Listing Rule 5635(c)(4). The securities are issued pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, relating to transactions by an issuer not involving any public offering. These options are subject to substantially the same terms of the 2017 Plan. During the second quarter of 2021, the Company granted an option to purchase 225,000 shares of common stock as an inducement award.
2017 Employee Stock Purchase Plan
In January 2017, the board of directors adopted and the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). The Company initially reserved 302,000 shares of common stock for future issuance under the 2017 ESPP. The 2017 ESPP also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 ESPP on January 1, 2018 and each January 1st thereafter through January 1, 2027. The number of shares added each year will be equal to the lesser of (i) 1% of the outstanding shares on the immediately preceding December 31st, (ii) 603,000 shares or (iii) such amount as determined by the compensation committee of the board of directors. Effective January 1, 2020 and 2021, 337,381 and 417,291 additional shares, respectively, were automatically added to the shares authorized for issuance under the 2017 ESPP. No offering periods under the 2017 ESPP had been initiated as of September 30, 2021.

Stock-based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,628	$1,033	$4,129	$3,410
General and administrative	1,298	1,428	4,557	4,312
Total stock-based compensation expense	$2,926	$2,461	$8,686	$7,722
RSU Activity
The Company has also granted RSUs to its employees under the 2017 Plan. The following table summarizes RSU activity for the nine months ended September 30, 2021 (in thousands, except per share amounts):

	RSUs	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2020	588	$5.82
Issued	502	$11.57
Vested	(227)	$5.62
Cancelled	(41)	$8.76
Unvested as of September 30, 2021	822	$9.24
The aggregate fair value of RSUs that vested during the three and nine months ended September 30, 2021, based upon the fair values of the stock underlying the RSUs on the day of vesting, was less than $0.1 million and $1.5 million, respectively. The aggregate fair value of RSUs that vested during each of the three and nine months ended September 30, 2020, based upon the fair values of the stock underlying the RSUs on the day of vesting, was $0.7 million and $1.5 million.
As of September 30, 2021, there was unrecognized stock-based compensation expense related to unvested RSUs of $5.4 million, which the Company expects to recognize over a weighted-average period of approximately 1.8 years.
Stock Option Activity
The fair value of stock options granted during the three and nine months ended September 30, 2021 and 2020 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	1.0%	0.4%	0.8%	1.2%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	6.1	6.1	6.0	6.0
Expected volatility	82.0%	75.3%	81.9%	72.2%
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended September 30, 2021 and 2020 was $4.24 per share and $4.35 per share, respectively. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2021 and 2020 was $7.22 per share and $4.23 per share, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2021 (in thousands, except per share amounts):

	Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	6,586	$8.30	6.5	$13,110
Granted	1,678	$10.43
Exercised	(378)	$3.10
Cancelled	(294)	$12.42
Outstanding at September 30, 2021	7,592	$8.88	6.6	$13,244
Exercisable at September 30, 2021	4,915	$8.80	5.5	$11,048
The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2021 and 2020 was less than $0.1 million and $0.4 million, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2021 and 2020 was $2.9 million and $0.4 million, respectively.
As of September 30, 2021, there was unrecognized stock-based compensation expense related to unvested stock options of $14.2 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.
10.   Related-party Transactions
In August 2020, the Company entered into the Gilead License Agreement and Stock Purchase Agreement under which it received a non-refundable upfront payment of $85.0 million and cash consideration of $35.0 million for Gilead’s purchase of 5,539,727 shares of the Company’s common stock. As of September 30, 2021, the Company had recorded $0.1 million of payables owed to Gilead for services performed by a third party manufacturer prior to achieving clearance of an IND for the JTX-1811 program. Pursuant to executed agreements between Gilead and the third party manufacturer, these amounts will be billed to Gilead by the third party manufacturer. The Company will reimburse Gilead for amounts owed. As of December 31, 2020, the Company had recorded less than $0.1 million of reimbursable expenses due from Gilead within accounts receivable in the accompanying consolidated balance sheets.
11.   Net (Loss) Income per Share
For purposes of the diluted net loss per share calculation, outstanding stock options and unvested RSUs are considered to be potentially dilutive securities, however the following weighted-average amounts were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Outstanding stock options	7,559	6,735	7,284	6,581
Unvested RSUs	822	674	771	684
Total	8,381	7,409	8,055	7,265
12. Subsequent Events

On November 4, 2021, we entered into a new Sales Agreement with Cowen (the “2021 Sales Agreement”), pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $75.0 million under an ATM offering program (the “2021 ATM Offering”). The 2021 Sales Agreement provides that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the 2021 ATM Offering.

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
Our highest priority program, JTX-8064, is being developed for patients with either PD-(L)1-inhibitor resistant or PD-(L)1 inhibitor sensitive tumors. JTX-8064 is the first tumor-associated macrophage candidate to emerge from our Translational Science Platform. JTX-8064 is an antibody that binds to Leukocyte Immunoglobulin Like Receptor B2, or LILRB2 (also known as ILT4), which is a cell surface receptor expressed on macrophages. In January 2021, we began enrollment in the INNATE trial, our Phase 1 dose-escalation clinical trial of JTX-8064 as a monotherapy and in combination with our PD-1 inhibitor, pimivalimab, formerly JTX-4014, in patients with advanced solid tumors and enrollment is complete. JTX-8064 has been well-tolerated to date with no dose limiting toxicities. We selected 700 mg as our preliminary recommended phase 2 dose for further evaluation. Enrollment in eight indication-specific expansion cohorts, representing seven tumor types, which are designed to demonstrate proof-of-concept in both monotherapy and combination therapy, began in August 2021 and October 2021, respectively.
The expansion cohorts will study tumor types in three groups of patients: (i) PD-(L)1 inhibitor experienced patients whose tumors progressed on or after treatment with a PD-(L)1 inhibitor, (ii) PD-(L)1 inhibitor naïve patients whose tumors are historically resistant to PD-(L)1 inhibitors, and (iii) PD-(L)1 inhibitor naïve patients whose tumors are historically more sensitive to PD-(L)1 inhibitors. In PD-(L)1 inhibitor experienced patients whose tumors progressed on or after PD-(L)1 therapy, we will evaluate JTX-8064 and pimivalimab in triple negative breast cancer, non-small cell lung cancer, or NSCLC, cutaneous squamous cell carcinoma, and clear cell renal cell carcinoma. In PD-(L)1 inhibitor naïve patients with tumors that have been historically resistant or minimally responsive and for whom there is no approved PD-(L)1 therapy, we will evaluate JTX-8064 in ovarian cancer both as a monotherapy and in combination with pimivalimab, and evaluate the combination with pimivalimab in undifferentiated pleomorphic sarcoma and liposarcoma. Additionally, to assess JTX-8064 in PD-(L)1 inhibitor naïve patients with PD-(L)1 inhibitor sensitive tumors, we will evaluate JTX-8064 in combination with pimivalimab in front line PD-L1 positive head and neck squamous cell carcinoma. Proof-of concept expansion cohorts have the potential to enroll up to 29 patients per combination therapy cohort and 47 patients in the monotherapy cohort if pre-specified criteria are met. We expect to report clinical data from INNATE in 2022. If proof-of-concept is established, we plan to move JTX-8064 rapidly into registrational trials on a cohort by cohort basis.
Vopratelimab is a clinical-stage monoclonal antibody that binds to and activates the Inducible T cell CO-Stimulator, or ICOS, a protein on the surface of certain T cells commonly found in many solid tumors. We are currently enrolling patients in the SELECT trial, which is a randomized phase 2 proof-of-concept trial outside the United States evaluating vopratelimab in combination with pimivalimab compared to pimivalimab alone in biomarker-selected, immunotherapy-naive second-line NSCLC patients. We identify patients for SELECT using TISvopra , an 18 gene signature that includes genes relevant to both CD8 and CD4 T cell biology. TISvopra has been optimized to predict for emergence of ICOS hi CD4 T cells in the peripheral blood, which have been associated with clinical benefit in patients treated with vopratelimab alone or in combination with nivolumab. We expect to report clinical data from SELECT in 2022.

Pimivalimab is a clinical-stage anti-PD-1 antibody that we are developing primarily for potential use in combination with our product candidates, as we believe that combination therapy has the potential to be a mainstay of cancer immunotherapy. We presented safety and preliminary efficacy data from our monotherapy Phase 1 clinical trial of pimivalimab in 2019. Based on the results of that clinical trial, we are using pimivalimab in combination with vopratelimab in SELECT and in combination with JTX-8064 in INNATE.
JTX-1811 is the fourth internally developed program to enter the clinic. In August 2020, we entered into an agreement to exclusively license JTX-1811 to Gilead Sciences, Inc., or Gilead. JTX-1811, which is referred to as GS-1811 in Gilead’s pipeline, is a monoclonal antibody that is designed to selectively deplete T regulatory cells in the tumor microenvironment, or TME, by targeting a receptor called CCR8, which is preferentially expressed on intra-tumoral T regulatory cells. Pursuant to our exclusive license agreement with Gilead, or the Gilead License Agreement, we granted Gilead a worldwide license to develop, manufacture and commercialize JTX-1811 and certain derivatives thereof, as well as backup antibodies defined within the agreement. Under the terms of the Gilead License Agreement, we advanced JTX-1811 through the clearance of an investigational new drug application, or IND, and have transitioned the program to Gilead, which triggered a $25.0 million milestone payment. Gilead initiated clinical trials of GS-1811 in August 2021. We are entitled to receive additional payments from Gilead upon the achievement of specified clinical, regulatory and sales milestones, including potential clinical development and regulatory milestone payments. We are also eligible to receive tiered royalty payments based on a percentage of annual worldwide net sales ranging from the high-single digits to mid-teens, based on future annual net sales of licensed products, on a licensed product-by-licensed product and country-by-country basis.
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
Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, developing our Translational Science Platform and conducting research, preclinical studies and clinical trials. We do not have any products approved for sale. We are subject to a number of risks comparable to those of other similar companies, including dependence on key individuals; the need to develop commercially viable products; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of our products. We have funded our operations primarily through proceeds received from public offerings and private placements of our stock totaling $389.5 million and up-front payments from collaboration and license agreements totaling $385.0 million.
Due to our significant research and development expenditures, we have accumulated substantial losses since our inception. As of September 30, 2021, we had an accumulated deficit of $211.6 million. We expect to incur substantial additional losses in the future as we continue to advance our programs.
The spread of COVID-19 during 2020 and 2021 caused an economic downturn on a global scale. As of November 4, 2021, we have not experienced a significant financial impact directly related to the COVID-19 pandemic but have experienced some disruptions to clinical operations and to our supply chain. As the pandemic continues to unfold, the extent of its effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time.

Financial Operations Overview
Revenue
For the nine months ended September 30, 2021, we recognized $26.9 million of license and collaboration revenue under the Gilead License Agreement for achievement of a clinical development and regulatory milestone relating to the GS-1811 program, formerly JTX-1811, and the performance of research and transition services. We did not recognize any license or collaboration revenue for the nine months ended September 30, 2020.
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
Our external research and development and external clinical and regulatory costs for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
JTX-8064	$6,220	$591	$13,413	$624
Vopratelimab / Pimivalimab combination	3,166	2,189	9,129	7,912
Vopratelimab	1,248	2,549	4,304	11,528
Pimivalimab	860	376	2,122	1,589
JTX-1811	59	1,849	2,535	4,069
Pre-development candidates	613	402	1,267	1,059
Total external research and development and clinical and regulatory costs	$2,780	$5,176	$10,228	$18,245
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

Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
(in thousands)	2021	2020	$ Change
Revenue:
Revenue	$—	$—	$—
Operating expenses:
Research and development	23,288	18,002	5,286
General and administrative	6,854	7,102	(248)
Total operating expenses	30,142	25,104	5,038
Operating loss	(30,142)	(25,104)	(5,038)
Other income, net	55	203	(148)
Loss before provision for income taxes	(30,087)	(24,901)	(5,186)
Provision for income taxes	6	2	4
Net loss	$(30,093)	$(24,903)	$(5,190)
License and Collaboration Revenue
We did not recognize license or collaboration revenue during the three months ended September 30, 2021 or 2020.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
(in thousands)	2021	2020	$ Change
Employee compensation	$7,893	$6,678	$1,215
External clinical and regulatory	7,503	4,615	2,888
External research and development	4,663	3,341	1,322
Lab consumables	1,429	1,489	(60)
Facility costs	1,319	1,368	(49)
Other research	481	511	(30)
Total research and development expenses	$23,288	$18,002	$5,286
Research and development expenses increased by $5.3 million from $18.0 million for the three months ended September 30, 2020 to $23.3 million for the three months ended September 30, 2021. The increase in research and development expenses was primarily attributable to the following:
•$2.9 million of increased external clinical and regulatory costs primarily associated with our INNATE and SELECT clinical trials;
•$1.3 million of increased external research and development costs associated with manufacturing activities for our development programs; and
•$1.2 million of increased employee compensation costs primarily arising from increased payroll and stock based compensation.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
(in thousands)	2021	2020	$ Change
Employee compensation	$3,506	$3,707	$(201)
Professional services	1,112	1,326	(214)
Facility costs	1,002	1,057	(55)
Other	1,234	1,012	222
Total general and administrative expenses	$6,854	$7,102	$(248)
General and administrative expenses decreased by $0.2 million from $7.1 million for the three months ended September 30, 2020 to $6.9 million for the three months ended September 30, 2021. The decrease in general and administrative expenses was primarily attributable to decreased professional fees offset by increases in other administrative costs.
Other Income, net
Other income, net, decreased by $0.1 million from $0.2 million for the three months ended September 30, 2020 to $0.1 million for the three months ended September 30, 2021. The decrease in other income, net is attributable to decreased rates of return on our investments.
Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020	$ Change
Revenue:
License and collaboration revenue—related party	$26,907	$—	$26,907
Operating expenses:
Research and development	65,895	58,671	7,224
General and administrative	21,786	21,867	(81)
Total operating expenses	87,681	80,538	7,143
Operating loss	(60,774)	(80,538)	19,764
Other income, net	144	1,238	(1,094)
Loss before provision for income taxes	(60,630)	(79,300)	18,670
Provision for income taxes	9	14	(5)
Net loss	$(60,639)	$(79,314)	$18,675
License and Collaboration Revenue
For the nine months ended September 30, 2021 we recognized $26.9 million of license and collaboration revenue under the Gilead License Agreement for achievement of a clinical development and regulatory milestone of $25.0 million and for research and transition services, which were recognized over time as the services related to this performance obligation were rendered. We did not recognize license or collaboration revenue during the nine months ended September 30, 2020.

Research and Development Expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020	$ Change
Employee compensation	$23,180	$21,508	$1,672
External clinical and regulatory	19,681	19,216	465
External research and development	13,089	7,565	5,524
Lab consumables	4,448	4,472	(24)
Facility costs	4,008	4,169	(161)
Other research	1,489	1,741	(252)
Total research and development expenses	$65,895	$58,671	$7,224
Research and development expenses increased by $7.2 million from $58.7 million for the nine months ended September 30, 2020 to $65.9 million for the nine months ended September 30, 2021. The increase in research and development expenses was primarily attributable to the following:
•$5.5 million of increased external research and development costs associated with manufacturing activities for our development programs; and
•$1.7 million of increased employee compensation costs primarily attributable to increased payroll and stock-based compensation.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020	$ Change
Employee compensation	$11,615	$11,570	$45
Professional services	3,527	3,761	(234)
Facility costs	3,079	3,253	(174)
Other	3,565	3,283	282
Total general and administrative expenses	$21,786	$21,867	$(81)
General and administrative expenses decreased by $0.1 million from $21.9 million for the nine months ended September 30, 2020 to $21.8 million for the nine months ended September 30, 2021. The decrease in general and administrative expenses was primarily due to decreased professional fees and facilities costs offset by increases in other administrative costs.
Other Income, net
Other income, net, decreased by $1.1 million from $1.2 million for the nine months ended September 30, 2020 to $0.1 million for the nine months ended September 30, 2021. The decrease in other income, net is attributable to decreased rates of return on our investments.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations primarily through proceeds received from public offerings of our common stock and private placements of our common stock or convertible preferred stock totaling $389.5 million and up-front payments from collaboration and license agreements totaling $385.0 million. As of September 30, 2021, we had cash, cash equivalents and investments of $249.0 million.

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
Due to our significant research and development expenditures, we have accumulated substantial losses since inception. We have incurred an accumulated deficit of $211.6 million through September 30, 2021. We expect to incur substantial additional losses in the future as we continue to advance our programs. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments of $249.0 million as of September 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements through the third quarter of 2023. However, we have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our capital resources sooner than we expect. The timing and amount of our operating expenditures will depend largely on:
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
Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(55,293)	$(67,128)
Investing activities	(38,830)	79,029
Financing activities	91,995	1,961
Net increase (decrease) in cash, cash equivalents and restricted cash	$(2,128)	$13,862
Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2021 was $55.3 million, compared to net cash used in operating activities of $67.1 million for the nine months ended September 30, 2020. Cash used in operations decreased by $11.8 million primarily due to revenue recognized under the Gilead License Agreement, offset by increased operating expenses during the nine months ended September 30, 2021.
Cash (Used in) Provided by Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021 was $38.8 million, compared to net cash provided by investing activities of $79.0 million for the nine months ended September 30, 2020. Cash used in investing activities increased by $117.9 million due to increased purchases of investments as a direct result of our financing activities and receipt of the Gilead milestone payment during the nine months ended September 30, 2021.
Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021 was $92.0 million, compared to net cash provided by financing activities of $2.0 million for the nine months ended September 30, 2020. Cash provided by financing activities increased by $90.0 million primarily due to proceeds received from our follow-on public offering and ATM Offering completed during the first quarter of 2021.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

JOUNCE THERAPEUTICS, INC.

Date: November 4, 2021	By:	/s/ Kim C. Drapkin
Kim C. Drapkin
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)