Form 10-K
period 2021-12-31
Jounce Therapeutics, Inc.
filed 2022-03-02
CIK 1640455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
FORM 10-K
________________________________________________________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

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

    As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $210,613,231, based upon the closing price of the registrant’s Common Stock on June 30, 2021.
    As of February 28, 2022, there were 51,664,688 shares of common stock, $0.001 par value per share, outstanding.
Documents Incorporated by Reference
    Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•the potential benefits of our exclusive license of GS-1811, formerly JTX-1811, to Gilead Sciences, Inc.;
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
•We currently face and will face significant competition. If our competitors develop and market products that are more effective, safer or less expensive than any of our product candidates, our commercial opportunities will be negatively impacted.
•We rely on our Translational Science Platform to identify and develop product candidates. Our competitive position could be materially harmed if our competitors develop a platform similar to our Translational Science Platform and develop rival product candidates.
•We will depend on Gilead to develop, manufacture and commercialize GS-1811 and may depend on additional third parties for the development and commercialization of other product candidates.
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
Our highest priority program, JTX-8064, is being developed for patients with either PD-(L)1-inhibitor resistant or PD-(L)1 inhibitor sensitive tumors. JTX-8064 is the first tumor-associated macrophage candidate to emerge from our Translational Science Platform. JTX-8064 is a monoclonal antibody that binds to Leukocyte Immunoglobulin Like Receptor B2, or LILRB2 (also known as ILT4), which is a cell surface receptor expressed on macrophages and other myeloid cells. Our INNATE clinical trial is a Phase 1/2 clinical trial of JTX-8064 as a monotherapy and in combination with our PD-1 inhibitor, pimivalimab, in patients with solid tumors. In January 2021, we began enrollment in the dose-escalation portion of the INNATE trial and enrollment was completed in July and October 2021 for monotherapy and combination therapy, respectively. JTX-8064 has been well-tolerated to date with no observed dose limiting toxicities. We selected 700 mg as our recommended phase 2 dose for further evaluation. We initiated enrollment in August 2021 and October 2021 in the phase 2 monotherapy and combination therapy portions, respectively. The INNATE trial is comprised of one monotherapy and seven combination indication-specific expansion cohorts and is designed to demonstrate proof-of-concept. Once proof-of-concept is established, we plan to move JTX-8064 rapidly into registrational trials on a cohort by cohort basis.
The expansion cohorts are studying tumor types in three groups of patients: (i) PD-(L)1 inhibitor experienced patients whose tumors progressed on or after treatment with a PD-(L)1 inhibitor (including, non-small cell lung cancer, or NSCLC), (ii) PD-(L)1 inhibitor naïve patients whose tumors are historically resistant to PD-(L)1 inhibitors (including, ovarian cancer), and (iii) PD-(L)1 inhibitor naïve patients whose tumors are historically more sensitive to PD-(L)1 inhibitors (including, front line PD-L1 positive head and neck squamous cell carcinoma). Proof-of concept expansion cohorts have the potential to enroll up to 29 patients per combination therapy cohort and 47 patients in the monotherapy cohort if pre-specified criteria are met. We expect to report preliminary clinical and biomarker data from INNATE in 2022.
Vopratelimab is a clinical-stage monoclonal antibody that binds to and activates the Inducible T cell CO-Stimulator, or ICOS, a protein on the surface of certain T cells commonly found in many solid tumors. We are currently enrolling patients in the SELECT trial, a randomized phase 2 proof-of-concept trial outside the United States evaluating vopratelimab in combination with pimivalimab compared to pimivalimab alone in biomarker-selected, immunotherapy-naive second-line NSCLC patients. We identify patients for SELECT using TISvopra, an 18 gene signature that includes genes relevant to both CD8 and CD4 T cell biology. TISvopra has been optimized to predict for emergence of ICOS hi CD4 T cells in the peripheral blood, which have been associated with clinical benefit in patients treated with vopratelimab alone or in combination with nivolumab. We expect to report complete clinical data from SELECT in the second half of 2022.
Pimivalimab is a clinical-stage anti-PD-1 monoclonal antibody that we are developing primarily for potential use in combination with our product candidates, as we believe that combination therapy has the potential to be a mainstay of cancer immunotherapy. We presented safety and preliminary efficacy data from our monotherapy Phase 1 clinical trial of pimivalimab in 2019. Based on the results of that clinical trial, we are using pimivalimab in combination with JTX-8064 in INNATE and with vopratelimab in SELECT.

GS-1811, formerly JTX-1811, is the fourth internally developed program to enter the clinic. In August 2020, we entered into an agreement to exclusively license GS-1811 to Gilead Sciences, Inc., or Gilead. GS-1811 is a monoclonal antibody that is designed to selectively deplete T regulatory cells in the tumor microenvironment, or TME, by targeting a receptor called CCR8, which is preferentially expressed on intra-tumoral T regulatory cells. Pursuant to our exclusive license agreement with Gilead, or the Gilead License Agreement, we granted Gilead a worldwide license to develop, manufacture and commercialize GS-1811 and certain derivatives thereof, as well as backup antibodies defined within the agreement. Under the terms of the Gilead License Agreement, we advanced GS-1811 through the clearance of an investigational new drug application, or IND, in June 2021, which triggered a $25.0 million milestone payment in July 2021, and have transitioned the program to Gilead. Gilead initiated clinical trials of GS-1811 in August 2021. We are entitled to receive additional payments from Gilead upon the achievement of specified clinical, regulatory and sales milestones. We are also eligible to receive tiered royalty payments based on a percentage of annual worldwide net sales ranging from the high-single digits to mid-teens, based on future annual net sales of licensed products, on a licensed product-by-licensed product and country-by-country basis.
JTX-1484 is the most recent product candidate to emerge from our Translational Science Platform. JTX-1484 is a monoclonal antibody designed to block human Leukocyte Immunoglobulin Like Receptor B4, or LILRB4, on various myeloid cells which we believe may lead to reduced immune suppression and enhancement of T cell functionality. We are currently conducting IND-enabling activities for JTX-1484, with the goal of filing an IND in 2023.
With our biomarker-driven approach, we leverage our Translational Science Platform to interrogate cell types within the human TME and to identify and prioritize targets across a broad spectrum of immune and non-immune cell types. In addition, early in the development process, we use our Translational Science Platform to identify potential predictive biomarkers to enable us to enrich our clinical trials for patient populations that may be more likely to respond to a particular immunotherapy. Once clinical data is available for a product candidate, we then use a reverse translational approach to interrogate tumor and blood samples from patients with known outcomes. By using these reverse translational findings, we believe we are better able to design clinical trials and more efficiently develop cancer immunotherapies that potentially provide greater benefit to patients. These biomarker results, coordinated to clinical response, will assist with determining the benefit of proceeding to the use of a companion diagnostic and/or complementary diagnostic for a given therapy.
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
Immuno-Oncology Overview
The development of immune checkpoint inhibitors introduced a shift in potential cancer treatments, given that earlier treatments historically focused on either killing or arresting the proliferation of the tumor cells themselves. PD-1 and PD-L1 checkpoint inhibitors bind to the PD-1 or PD-L1 receptor on certain T cells and tumor cells, and are approved in multiple cancer types and across different lines of therapy. Even with the success of these antibodies that bind to PD-1 or PD-L1, known as PD-(L)1 inhibitors, there is still a significant unmet medical need for patients who fail to respond to or respond and later relapse on these therapies. We believe that an important approach to meeting this unmet need to is target additional types of immunosuppressive immune cells in the tumor microenvironment.

The interplay between the immune system and cancer is dynamic. As more patients in an expanded set of indications are being exposed to cancer immunotherapies we are learning about the factors that may contribute to a lack of response or a failed response. Biological approaches—beyond those focused on CD8 T cell biology—may be needed to address the unmet medical need of cancer patients who do respond to and relapse after receiving PD-(L)1 inhibitors. Reasons for resistance to immunotherapy may include a lack of appropriate immune cells in the TME, such as the absence of T effector cells, or the presence of immunosuppressive cells, such as T regulatory cells or tumor associated macrophages. Additionally, a tumor may initially respond to a PD-(L)1 inhibitor, but other immune checkpoints may emerge or an acquired resistance to the particular immunotherapy may occur, for example through genetic alterations in key T cell signaling pathways. In these cases, therapeutic approaches that utilize new mechanisms and target cell types other than T effector cells within the TME may restore or broaden the applicability of cancer immunotherapies. We believe LILRB2 may function as an immune checkpoint for macrophages, and its activation, through ligand binding, may suppress anti-tumor immune responses. We believe that by inhibiting LILRB2’s interaction with its ligands, our lead macrophage program, JTX-8064, may have the potential to restore the activity of PD-(L)1 inhibitors in otherwise resistant settings. For patients who have benefited from cancer immunotherapies, data emerging from clinical studies with PD-(L)1 inhibitors suggests the importance of a biomarker-driven patient-enrichment strategy. Additional highlights of the evolving immunotherapy landscape include longer-lasting responses as compared to chemotherapy and that these longer-lasting responses can be improved with combination therapy.
Our Translational Science Platform enables both the identification and prioritization of targets across a broad spectrum of immune and non-immune cell types and the identification of potential biomarkers to inform our clinical development strategy. We believe this platform may position us to address multiple pathways and indications, including those that may be important in colder tumors that are unlikely to respond to current therapies, and to identify the most appropriate indications and most responsive patient populations for our new immunotherapies. By taking this dual approach, we believe we may be able to address areas of unmet need, particularly in the combination setting.
The promise of long-lasting benefit to cancer patients has led to heightened enthusiasm for these types of immunotherapy products and the rapid expansion of the market opportunity. The current market for immunotherapies is estimated to be $37 billion, and the overall market for immunotherapy is expected to expand over the next five years, with a 2027 market size estimated to be $76 billion across solid and blood-based tumors according to market reports.
Our Product Pipeline
We are developing a pipeline of immunotherapies that we believe will provide a meaningful and long-lasting benefit to cancer patients. We plan to develop each of these as a single agent and/or in combination with other therapies, as applicable. The following table depicts our current pipeline:

Development Programs
JTX-8064: An Anti-LILRB2 (ILT4) Antibody Designed to Reprogram Macrophages
JTX-8064 is a humanized IgG4, anti-LILRB2 monoclonal antibody designed to reprogram macrophages. Specifically, it binds to Leukocyte Immunoglobulin Like Receptor B2 (LILRB2/ILT4) and block interactions with its ligands. We are currently assessing JTX-8064 in INNATE, a Phase 1/2 clinical study of JTX-8064 as a monotherapy and in combination with pimivalimab. We began enrolling patients in INNATE in January 2021, and continue enrollment in eight indication-specific expansion cohorts, which are designed to demonstrate proof-of-concept. INNATE will assess pharmacodynamic and potential predictive biomarkers with the aim of informing the future clinical development of JTX-8064. We expect to report preliminary clinical and biomarker data from INNATE in 2022.
JTX-8064 is the first tumor-associated macrophage candidate developed from our Translational Science Platform. When LILRB2 binds to human leukocyte antigen, or HLA, molecules, including HLA-G, on cancer cells and macrophages, it induces an immunosuppressive state in the macrophages. In preclinical studies, JTX-8064 inhibited this immunosuppressive interaction, reprogramming the macrophages to a more immuno-stimulatory state resulting in activation and proliferation of T cells. We believe therapies targeting these innate immune cells may have the potential to benefit patients with tumors that are less likely to respond to existing T cell-focused approaches.
Vopratelimab: An Anti-ICOS Antibody Immunotherapy
Vopratelimab is a clinical-stage monoclonal antibody that binds to and activates ICOS, a protein on the surface of certain T cells. We believe that vopratelimab’s mechanism of action engages CD4 T cells and enables a different element of the immune response than PD-(L)1 inhibitors, which act primarily on CD8 T cells. The design of our ongoing Phase 2 SELECT clinical trial was informed by data suggesting that high expression of ICOS per T cell is necessary for vopratelimab to drive the activation of T effector cells. SELECT aims to determine whether vopratelimab can enhance the therapeutic benefit of PD-(L)1 inhibitors in TISvopra biomarker-selected patients.
We initiated SELECT in October 2020 to assess vopratelimab in combination with pimivalimab compared to pimivalimab alone. SELECT is a randomized trial outside the United States with TISvopra biomarker-selected, immunotherapy-naive second-line NSCLC patients. The TISvopra biomarker is a baseline tumor RNA signature with a threshold optimized for the emergence of peripheral ICOS hi CD4 T cells, a vopratelimab pharmacodynamic biomarker associated with clinical benefit and not associated with PD-(L)1 inhibitor therapy. We identified TISvopra through a reverse translational analysis of tumor biopsies in a subset of patients in our ICONIC Phase 1/2 clinical trial, in whom CD4 T cell populations were analyzed for ICOS levels. This indicated an association between the emergence of ICOS hi CD4 T cells in blood and TISvopra. When TISvopra was applied retrospectively to clinical outcomes, it also appeared predictive of improved response rate, six- and nine-month progression free survival and overall survival. We believe selecting patients by using TISvopra has the potential to identify patients who may be more responsive to vopratelimab, and those who may be more responsive to pimivalimab. Although both trial arms may benefit from TISvopra patient selection, the SELECT trial is powered to demonstrate the statistical superiority of vopratelimab in combination with pimivalimab compared to pimivalimab alone. We expect to report complete clinical data from SELECT in the second half of 2022.
We also assessed vopratelimab in two Phase 2 trials, EMERGE and ICONIC. Although neither EMERGE nor ICONIC met pre-specified criteria for continuation of enrollment in the patient populations studied, this clinical data informed the biomarker approach we are using in SELECT. Vopratelimab demonstrated an acceptable safety profile in these trials, with no discernible increase in number or severity of adverse events over what would be expected with a PD-(L)1 or CTLA-4 inhibitor alone.
Pimivalimab: An Anti-PD-1 Antibody for Combination Therapy
Combination therapy aimed at multiple targets has become an important element of immunotherapy development efforts with the goal of creating improved, long-lasting responses. PD-(L)1 inhibitors are anticipated to play a key role in combination therapies. For this reason, we are developing our own anti-PD-1 monoclonal antibody, pimivalimab, primarily for use in combination with future product candidates. We believe this will give us greater flexibility to develop our pipeline of therapies. Pimivalimab is currently being used in combination with vopratelimab in SELECT and JTX-8064 in INNATE.
In November 2019, we reported safety and preliminary efficacy data from our Phase 1 clinical trial of pimivalimab. Pimivalimab demonstrated an acceptable safety profile based on a 6-cohort dose-escalation trial. Response Evaluation Criteria in Solid Tumors, or RECIST, responses were observed in three of 18 patients, including one complete response and two partial responses.

JTX-1484: An Anti-LILRB4 Antibody Designed to Reduce Immune Suppression
JTX-1484 is the most recent product candidate to emerge from our Translational Science Platform. JTX-1484 is a monoclonal antibody designed to block human LILRB4 on various myeloid cells which we believe may lead to reduced immune suppression and enhancement of T cell functionality. We are currently conducting IND-enabling activities for JTX-1484, with the goal of filing an IND in 2023.
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
We conducted analysis of The Cancer Genome Atlas as well as other public and proprietary databases using our internally generated gene signatures, which represent various immune cells. The immune cell composition of tumors is diverse, both across and within indications. This analysis suggests that a significant number of tumors, including cold tumors in particular, may not benefit from the current T cell focused immunotherapies, such as PD-(L)1 inhibitors.
We are leveraging our Translational Science Platform to systematically and comprehensively interrogate cell types within the TME with the goal of enabling us to develop therapies for patients who have yet to benefit from immunotherapies. We aim to identify targets tied to cell types of interest, including myeloid cells such as macrophages, T regulatory cells and non-immune cells, and design mono- and bi-specific therapies using these targets.
Gilead License Agreement
On August 31, 2020, we entered into an exclusive license agreement with Gilead, or the Gilead License Agreement, granting Gilead a worldwide and exclusive license to develop, manufacture and commercialize GS-1811 and certain derivatives thereof, as well as backup antibodies defined within the agreement. Concurrently with the license agreement, we entered into a stock purchase agreement with Gilead, or the Stock Purchase Agreement, and a registration rights agreement. The agreements with Gilead were subject to review under the Hart-Scott Rodino Antitrust Improvements Act of 1976 and other customary closing conditions, and became effective on October 16, 2020, the closing date of the transaction.
Under the terms of the Gilead License Agreement and Stock Purchase Agreement, respectively, Gilead paid us a one-time, non-refundable upfront payment of $85.0 million and a payment of $35.0 million for an equity investment. Gilead has the sole right to develop and commercialize GS-1811. We are entitled to receive payments from Gilead upon the achievement of specified clinical, regulatory and sales milestones, including potential clinical development and regulatory milestone payments up to an aggregate total of $510.0 million and potential sales milestone payments up to an aggregate total of $175.0 million. In July 2021, we received a $25.0 million milestone payment upon IND clearance for GS-1811. We are also eligible to receive tiered royalty payments based on a percentage of annual worldwide net sales ranging from the high-single digits to mid-teens, based on future annual net sales of licensed products, on a licensed product-by-licensed product and country-by-country basis.
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
Manufacturing
We rely on and will continue to rely on our contract manufacturing organizations, or CMOs, for both drug substance and drug product. While we do not plan to develop our own full-scale manufacturing capabilities, we may consider establishing a small, flexible approach for supporting preclinical IND-enabling studies and early clinical trials. As of now, all of our manufacturing is outsourced to well-established third-party manufacturers. We have entered into long-term contracts with CMOs for drug supply of JTX-8064, vopratelimab and pimivalimab.

Competition
The biotechnology and pharmaceutical industries, and the immunotherapy subsector, are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. While we believe that our product candidates, discovery programs, technology, knowledge, experience, and scientific resources provide us with competitive advantages, we currently face and will face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others.
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
•two anti-ILT4 (LILRB2) specific antibody programs in clinical trials, being developed by Merck & Co., Inc., or Merck, and Immune-Onc Therapeutics, Inc., or Immune-Onc;
•a dual antagonist anti-ILT4/ILT2 (LILRB1) antibody program in a clinical trial, being developed by NGM Biopharmaceuticals, Inc., or NGM;
•three clinical-stage anti-ICOS agonist antibody programs in clinical trials, being developed by Bristol Myers Squibb, or BMS, GlaxoSmithKline plc, or GSK, and Sanofi S.A.;
•a bispecific anti-ICOS and anti-PD-1 antibody program in clinical development being developed by Xencor, Inc.;
•three clinical-stage anti-ILT3 (LILRB4) antibody programs, in clinical trials being developed by Merck, Immune-Onc and NGM;
•approved immunotherapy antibodies, including an approved anti-CTLA 4 antibody (Yervoy®, marketed by BMS) and approved anti-PD-1/anti-PD-L1 antibodies (Bavencio®, Keytruda®, Libtayo®, Opdivo®, Tecentriq®, Imfinzi®, and Jemperli marketed by Merck KGaA and Pfizer, Inc., Merck, Regeneron Pharmaceuticals, Inc., BMS, Genentech, Inc., AstraZeneca PLC, and GSK, respectively);
•anti-PD-1/anti-PD-L1 immunotherapy antibodies in clinical development;
•other agonist and antagonist immunotherapy antibodies in clinical development; and
•antibody-drug conjugates, bi-specific antibodies, and other therapies targeting T regulatory cells and B cells, macrophages and other immune cell types that are in clinical development.
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
The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our product candidates. As of February 28, 2022, with respect to JTX-8064 patent rights, we own three pending U.S. provisional applications, one pending U.S. non-provisional application, twenty-four pending foreign patents and patent applications within two patent families that cover compositions of matter and methods of use, and we own one issued U.S. patent that covers methods of use. As of February 28, 2022, with respect to vopratelimab patent rights, we own seven pending U.S. non-provisional applications, forty pending foreign patents and patent applications, and two pending Patent Cooperation Treaty, or PCT, patent applications within nine patent families that cover compositions of matter and methods of use and ICOS-related biomarkers, and we own two issued U.S. patents and seven issued foreign patents that cover compositions of matter and methods of use. As of February 28, 2022, with respect to pimivalimab patent rights, we own one pending U.S. non-provisional application, twenty pending foreign patents and patent applications, and one pending PCT application within two patent families that cover compositions of matter and methods of use, and we own one issued U.S. patent and two issued foreign patents that cover compositions of matter and methods of use.
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
In addition, we exclusively in-licensed a patent portfolio from Sloan Kettering Institute for Cancer Research, Memorial Sloan Kettering Cancer Center and Memorial Hospital for Cancer, or MSK, and University of Texas MD Anderson Cancer Center, or MD Anderson, consisting of four issued U.S. patents, one issued Australian patent, one issued Japanese patent, one issued Canadian patent, two issued Chinese patents, one issued Hong Kong patent, one issued European patent that has been validated in thirteen European jurisdictions, one pending U.S. patent application, and one pending foreign patent application. This licensed patent portfolio covers methods related to the use of an ICOS agonist in combination with blocking agents of certain T cell inhibitory receptors. The issued patents and the pending patent applications (if issued) licensed from MSK and MD Anderson, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire in 2030, excluding any additional term for patent term adjustments or patent term extensions.
The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the patent term that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available. However, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.
We also rely on unpatented know-how, inventions and other proprietary information relating to JTX-8064, vopratelimab, pimivalimab, GS-1811, JTX-1484, our future product candidates and our Translational Science Platform. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property. However, such confidentiality agreements and invention assignment agreements can be breached, and we may not have adequate remedies for any such breach. For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors—Risks Related to Intellectual Property.”

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
Government Regulation
Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, sales, pricing, reimbursement, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products, including our product candidates. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.
U.S. Drug Development
In the United States, the FDA approves and regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. Biological products, or biologics, are licensed for marketing under the the Public Health Service Act, or PHSA, and regulated under the FDCA and its implementing regulations. Both drugs and biologics also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.
Our product candidates must be approved by the FDA through either a New Drug Application, or NDA, or Biologics License Application, or BLA, process before they may be legally marketed in the United States. We expect JTX-8064, vopratelimab, pimivalimab, JTX-1484 and future product candidates to be regulated by the FDA as biologics and require the submission of a BLA prior be being marketed in the United States. A company, institution or organization which takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory appoval, is typically referred to as a sponsor. A sponsor seeking approval of a new drug or biologic in the United States must generally complete each of the following steps:
•completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice, or GLP, requirements and other applicable regulations;
•design of a clinical trial protocol and submission to the FDA of an IND application, which must become effective before human clinical trials may begin;
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
•determination by the FDA within 60 days of its receipt of an NDA or BLA to accept the application and file it for review;
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
In August 2018, the FDA released a draft guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology biological product development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to product development and reduce developmental costs and time.
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
Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.
Concurrent with clinical trials, companies usually complete additional animal studies and must develop additional information about the chemistry and physical characteristics of the drug or biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that our product candidates do not undergo unacceptable deterioration over their shelf life.

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
There is no obligation for a sponsor to make its investigational products available for expanded access; however, as required by amendments to the FDCA in 2016, drug and biologic companies must make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.
In addition, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.
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
Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA or BLA must be accompanied by a user fee. Under federal law, the submission of most applications is subject to an application user fee, which for federal fiscal year 2022 is $3,117,218 for an application requiring clinical data. The sponsor of an approved application is also subject to an annual program fee, which for federal fiscal year 2022 is $369,413. These fees may be increased or decreased annually, and fee waivers, reductions or deferrals are available in certain circumstances.
Upon receipt of an NDA or BLA, the FDA conducts a preliminary review of the application within 60 days and it must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the sponsor. The FDA may request additional information or studies, and the sponsor may resubmit the NDA or BLA with the additional information.
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
In connection with its review of an NDA or BLA, the FDA will inspect the manufacturing facilities for the new product and will not approve the product unless the facilities comply with cGMP requirements. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. Additionally, the FDA may audit data from clinical trials to ensure compliance with GCP requirements and likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the sponsor during the review process.

After evaluating the application and all related information, the FDA will determine whether the expected benefits of the proposed product outweigh its potential risks to patients. The FDA will then issue either a Complete Response Letter, or CRL, or an approval letter. A CRL describes additional work that must be done before the application can be approved, such as requiring additional clinical data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such data and information are submitted, the FDA may decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data.
An approval letter, on the other hand, authorizes commercial marketing of the product with specific prescribing information for specific indications. That is, the approval will be limited to the conditions of use (e.g., patient population, indication) described in the FDA-approved labeling. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings or precautions be included in the product labeling, require that post-approval trials, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.
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
Expedited Development and Review Programs
The FDA has various programs, including a fast track program, priority review and accelerated approval, that are intended to expedite or facilitate the process for reviewing new drugs and biologics that, generally, are intended to treat a serious or life-threatening condition, demonstrate the potential to address unmet medical needs and that offer meaningful benefits over existing treatments. The fast track program is designed to facilitate the development and review of drugs to treat serious or life-threatening diseases or conditions and fulfill unmet needs. Priority review is designed to give drugs that offer major advances in treatment or provide treatment where no adequate therapy exists. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biologic designated for priority review in an effort to facilitate the review. None of these expedited programs changes the standards for approval, but each may help expedite the development or approval process governing product candidates.
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
Pediatric Information
Under the Pediatric Research Equity Act, an NDA or BLA or supplement to an NDA or BLA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The assessment must also support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act, or FDASIA, requires the submission of a pediatric study plan prior to the assessment of data, which must contain proposed pediatric study, including study design and objectives, any deferral or waiver requests, and any other information required by regulation. The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin.
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
The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. In September 2021, the FDA published final regulations that describe the types of evidence that the agency will consider in determining the intended use of a drug or biologic.
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
In April 2020, the FDA issued additional guidance which describes considerations for the development and labeling of companion diagnostic devices to support the indicated uses of multiple drug or biological oncology products, when appropriate. This guidance builds upon existing policy regarding the labeling of companion diagnostics. The 2020 guidance expands on the policy statement in the 2014 guidance by recommending that companion diagnostic developers consider a number of factors when determining whether their test could be developed, or the labeling for approved companion diagnostics could be revised through a supplement, to support a broader labeling claim such as use with a specific group of oncology therapeutic products (rather than listing an individual therapeutic product(s)).
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
U.S. Patent Term Restoration and Non-Patent Exclusivity
Depending upon the timing, duration and specifics of FDA approval of any of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. Assuming grant of the patent for which the extension is sought, the restoration period for a patent covering a product is typically one‑half the time between the effective date of the IND and the submission date of the NDA or BLA, plus the time between the submission date of the application and the ultimate approval date. The United States Patent and Trademark Office, or USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.
Market and data exclusivity provisions under the FDCA also can delay the submission and the approval of certain applications. For drug products, the FDCA provides a five-year period of non-patent or regulatory exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity; a drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. This interpretation of the FDCA by the FDA was confirmed with the enactment of the Ensuring Innovation Act in April 2021.
An abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, an FDA-licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009 as part of the Affordable Care Act. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or trials. Complexities associated with the larger, and often more complex, structure of biological products as compared to small molecule drugs, as well as the processes by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.
A reference biological product is granted twelve years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. It is necessary to determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity and, for subsequent applications, such determinations are made a case-by-case basis with data submitted by the sponsor. As of December 27, 2021, the FDA has approved 33 biosimilar products for use in the United States and two interchangeable biosimilars, including one interchangeable monoclonal antibody.

Pediatric Exclusivity
Pediatric exclusivity is another type of regulatory exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods and, for drug products, existing patents. This six-month exclusivity may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patents that cover the product are extended by six months.
Foreign Regulation
As in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our future products and medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained.
On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.
The new regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion.
Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU at the EudraCT website: https://eudract.ema.europaeu.
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
The European Union also provides opportunities for market exclusivity. For example, upon receiving marketing authorization, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If grated, data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic or biosimilar application. There is no guarantee that a product will be considered by the European Union’s regulatory authorities to be an innovative medicinal product, and products may not qualify for data exclusivity. Products receiving orphan designation in the European Union can receive ten years of market exclusivity, during which time no similar medicinal product for the same indication may be placed on the market. An orphan product can also obtain an additional two years of market exclusivity in the European Union for pediatric studies (six months for other products). No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.
If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Brexit and the Regulatory Framework in the United Kingdom
The United Kingdom’s withdrawal from the EU took place on January 31, 2020. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU.

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
Human Capital
As of December 31, 2021, we had 137 full-time employees. Of these full-time employees, 45 have Ph.D. or M.D. degrees and 108 are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
We are committed to attracting, retaining, developing and motivating a diverse team of highly skilled employees at all levels. The biotechnology industry is very competitive and recruiting and retaining such employees is important to the continued success of our business. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, including stock-based compensation awards, and development programs that enable continued learning and growth. We also offer comprehensive work-life benefits, including health, dental, income protection, such as life insurance and retirement savings programs. We regularly benchmark these benefits against our industry peers to ensure we remain competitive and attractive to potential new hires. Additionally, we regularly conduct surveys and invite employee questions and feedback to assess employee satisfaction and engagement, and enhance our understanding of the views of our employees and company culture. In response to the COVID-19 pandemic, we increased provided resources, including a home-office stipend, to enable and support employees to work from home full-time or part-time. Our management has continued to assess and respond to the evolving needs of our workforce throughout the pandemic.

We strive to create a workplace that reflects the diversity of cancer patients, and where all feel included and valued because of their differences. Our commitment to diversity, inclusion and equity begins with our management team: six of our ten members are women or from diverse racial and ethnic groups. Our Board of Directors also reflects this commitment: four of our nine members are women and/or from a diverse racial and ethnic group.
Corporate Information
Our principal offices are located at 780 Memorial Drive, Cambridge, MA 02139, and our telephone number is (857) 259-3840.
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and we will remain an emerging growth company until December 31, 2022.
We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during our most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we have chosen to present only the two most recent fiscal years of audited financial statements and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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
We are early in our development efforts: JTX-8064, vopratelimab and pimivalimab are our clinical-stage product candidates, and future product candidates, including JTX-1484, are in preclinical or earlier stages of development. We have invested substantially all of our efforts and financial resources in the identification of targets and early stage, preclinical and clinical development of monoclonal antibodies, including the development of JTX-8064, vopratelimab, pimivalimab, GS-1811 and JTX-1484.
Our other efforts have been invested in early stage, preclinical and earlier development programs. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our current and/or future product candidates, which may never occur. We currently generate no revenues from sales of any products, and we may never be able to develop or commercialize a marketable product. Pursuant to our exclusive license agreement with Gilead Sciences, Inc., or Gilead, for the development, manufacture and commercialization of GS-1811, formerly JTX-1811, we received a $25 million milestone payment in July 2021 upon receiving IND clearance for GS-1811. However, we may never receive any additional payments from Gilead for the achievement of development, regulatory or commercial milestones, or royalties from potential future sales of GS-1811. Our current and future product candidates will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenues from product sales. In addition, our product development programs contemplate the development of companion diagnostics and/or complementary diagnostics, which are assays or tests to identify an appropriate patient population. Complementary diagnostics and companion diagnostics are subject to regulation as medical devices and, if there are no adequate companion diagnostics and/or complementary diagnostics currently on the market for our product candidates, we may advance a diagnostic on our own. That diagnostic would have to be approved or cleared for marketing by the FDA or comparable foreign regulatory agencies before we could commercialize it. The success of our current and future product candidates will depend on several factors, including the following:
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
The COVID-19 pandemic has caused many governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restrictions, heightened border scrutiny and other measures. The COVID-19 pandemic and government and employer measures taken in response have had a significant impact, both direct and indirect, on business and commerce, as supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, have increased dramatically, while demand for other goods and services, such as travel, has fallen. The future progression of the COVID-19 pandemic and its effects on our business and operations are uncertain.
In response to the spread of COVID-19, we have reduced access to our headquarters by recommending our employees who are able to work remotely to continue their work outside of our office. We believe the COVID-19 pandemic has had, and may continue to have, an impact on our clinical trials. For example, we have experienced difficulty sourcing components for sample collection kits, and staffing shortages have had an impact on the pace of enrollment in our trials. As a result of the COVID-19 pandemic, we have experienced and may in the future experience further disruptions that could severely impact our business, clinical trials and preclinical studies, including:
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
•patients affected by COVID-19 and that the virus could impact pharmacodynamic biomarkers studied in our clinical trials and the interpretation of related data;
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

•limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people or changes to governmental orders related to the pandemic;
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
The FDA or comparable foreign regulatory authorities could change their position on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete more preclinical studies or provide additional data before continuing clinical trials. In the event we are required to satisfy additional FDA requests, the completion of our clinical trials for JTX-8064, vopratelimab and pimivalimab may be delayed. Successful completion of our clinical trials is a prerequisite to submitting a BLA or NDA to the FDA and a Marketing Authorization Application, or MAA, in the European Union for our current and future product candidates and, consequently, the ultimate approval and commercial marketing of our current and future product candidates. We do not know whether any of our clinical trials will be completed on schedule, if at all.
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
•delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs;
•clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or abandon product development programs;
•the number of patients required for clinical trials or to validate our biomarker-driven strategy may be larger than we anticipate;
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
•the supply or quality of materials or other materials necessary to conduct clinical trials may be insufficient or inadequate due to supply chain interruptions;
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

Immunotherapy, and its method of action of enabling the body’s immune system, is powerful and could lead to serious side effects that we only discover in clinical trials. Undesirable or clinically unmanageable side effects could occur and cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Unforeseen side effects from our current and future product candidates could arise either during clinical development or, if such side effects are more rare, after our current and future product candidates have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. Although we have observed that each of our clinical-stage product candidates has had an acceptable safety profile in studies to date, we cannot predict if future clinical trials of our product candidates, either alone or in combination with other therapies, will demonstrate safety in humans. If any of our current or future product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain marketing approval, we will not be able to generate revenue and our business will be harmed.
We cannot predict whether future safety and toxicology studies may cause undesirable effects. Success in initial tests does not ensure that later testing will be successful. Our product candidates could cause undesirable side effects similar to those toxicities observed in other immunotherapies. It remains possible that new or more severe toxicities could be seen if any product candidate is used in combination with other agents. Such toxicities, if observed, could result in development delays, a determination by the FDA or other regulatory authorities that additional safety testing is required, delay or denial of approval, or limit the labeling and thus overall market scope for such future product candidate.
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
•our ability to obtain and maintain patient consents for participation in our clinical trials and, where appropriate, biopsies to understand our product candidates better and for future patient enrichment efforts; and
•the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they are late-stage cancer patients, will not survive the full terms of the clinical trials.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our current and future product candidates. This competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial conducted by another company. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that other companies use for trials in the same indications, which will reduce the number of patients who are available for our clinical trials at such sites. Moreover, because our current and future product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our ongoing or any future clinical trials.
Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our current and future product candidates. This may be especially true in light of the COVID-19 pandemic even though the FDA issued guidance on March 18, 2020, and subsequently updated it in 2021, to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of the COVID-19 pandemic. Significant clinical trial delays from the pandemic or otherwise also could shorten any periods during which we may have the exclusive right to commercialize our products, allow our competitors to bring products to market before we do or impair our ability to successfully commercialize our products, which would harm our business and results of operations.
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
•instability in economic or political conditions, including inflation, recession and actual or anticipated military conflicts, social upheaval or political uncertainty;
•foreign exchange fluctuations;
•cultural differences in medical practice and clinical research; and
•changes in country or regional regulatory requirements.
Additionally, of our sixty-seven active sites in SELECT, fourteen are located in Ukraine, seventeen are located in Russia, and additional sites are located in neighboring countries. The escalation of tensions in the region, including Russia’s February 2022 invasion of Ukraine and the resulting imposition of economic and other sanctions by the United States, European Union and many other nations on Russia, individuals in Russia, Russian businesses and the Russian central bank, could disrupt or delay our ability to conduct clinical trial activities, including the evaluation of safety or efficacy data. Although the length and impact of any military action are highly unpredictable, clinical trial sites in Ukraine and other countries may close, and patients could be forced to evacuate or voluntarily choose to relocate far from clinical trial sites, making them unavailable for further dosing or follow-up. The closure of sites, the inability to screen and enroll new patients or any premature discontinuation of treatment by patients already enrolled in our trial could result in the need to enroll additional patients, which would be costly and could delay our anticipated timeline for the completion of the trial. There may also be an impact on the health and safety of our patients, including an increase in the number and severity of adverse events, due to living in a conflict zone and limited or no access to hospitals or healthcare. Airport closures will delay the shipping and processing of trial supplies and patient samples. As a result, there may be delays in treatment or response assessments that could adversely affect the ability to conduct the SELECT trial on the timeline we originally anticipated, the completeness of data and the trial results for SELECT. Any disruptions arising from the invasion of Ukraine could increase the cost of conducting the trial, which could have a material impact on our financial condition.
Furthermore, the COVID-19 pandemic may also have an impact on our ability to successfully conduct trials outside of the United States. For example, we are conducting SELECT in countries where clinical trial site staff have been diverted to care for COVID-19 patients and where regulatory authorities are short staffed due to the COVID-19 pandemic, and this has impacted enrollment in these countries. If we have difficulty conducting our clinical trials in jurisdictions outside the United States as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which could have a material adverse effect on our business.
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

Marketing approval of a BLA is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for FDA approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address and the regulations applicable to any particular product candidate. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or deny approval of a product candidate, or we may experience delays or rejections based upon government regulation or changes in regulatory agency policy during the period of product development. Regulatory agencies also may impose significant limitations in the form of narrow indications, warnings, precautions or contraindications with respect to conditions of use or may grant approval subject to the performance of costly post-marketing clinical trials. Regulatory agencies or third-party payors may not approve the price we intend to charge for our future products. Any of the foregoing scenarios could materially harm the commercial prospects for our current and future product candidates.
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

Even if we obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the drug from competition because different drugs can be approved for the same condition, or the drug may be used off-label. Even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the other drug is clinically superior because it is shown to be safer, to be more effective or to make a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek Orphan Drug Designation for applicable indications for our current and future product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.
The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the Agency to mean the “indication or use.” We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
We may choose not to develop a potential product candidate, or we may suspend or terminate one or more discovery or preclinical programs or our product candidates.
At any time and for any reason, we may determine that one or more of our discovery programs, preclinical programs or product candidates does not have sufficient potential to warrant the allocation of resources toward such program or product candidate. Furthermore, because we have limited financial and personnel resources, we have placed significant focus on the development of our product candidates JTX-8064, vopratelimab and pimivalimab. Accordingly, we may choose not to develop a product candidate or elect to suspend or terminate one or more of our discovery or preclinical programs. If we suspend or terminate a program or product candidate in which we have invested significant resources, we will have expended resources on a program or product candidate that will not provide a full return on our investment. As a result, we may have missed an opportunity to have allocated those resources to potentially more productive uses, including existing or future programs or product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to future product candidates through collaboration, licensing or other royalty arrangements.
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
Although a substantial amount of our efforts will focus on the clinical testing and potential approval of our most advanced product candidates, JTX-8064, vopratelimab and pimivalimab, an element of our long-term growth strategy is to in-license products or product candidates for development and commercialization. We may never be able to identify, discover, acquire, develop or commercialize any products or product candidates, which would have a material adverse effect on our business.

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
We do not have the ability to independently conduct clinical trials. We rely and will rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct or otherwise support our ongoing clinical trials, including processing of human blood and tumor samples and analysis of biomarkers from the clinical trials. We rely and will rely heavily on these parties for execution of clinical trials for our current and future product candidates, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on these third parties including CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil and criminal penalties up to and including criminal prosecution.
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
Although we designed the clinical trials for JTX-8064, vopratelimab and pimivalimab and intend to design the clinical trials for future product candidates, clinical investigators or CROs will conduct all of the clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may also face internal challenges that may materially adversely affect the willingness or ability of such parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If the clinical investigators or CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, marketing approval and commercialization of our current and future product candidates may be delayed, or our development programs may be materially and irreversibly harmed. If we are unable to rely on clinical data collected by our clinical investigators and CROs, we could be required to repeat, extend the duration of, or increase the size of any clinical trials we conduct, and this could significantly delay commercialization and require significantly greater expenditures.
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
Furthermore, if clinical investigators or CROs continue to experience adverse impacts from the COVID-19 pandemic or experience adverse impacts from the conflict in Ukraine and surrounding region, including facility closures, staffing shortages, travel restrictions, prioritization of healthcare resources toward pandemic or relief efforts, our clinical development efforts and plans for data disclosures may be delayed.
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
If any of our third-party manufacturing and supply partners experience adverse impacts from the conflict in Ukraine and surrounding region or the COVID-19 pandemic, including shutdowns, staffing shortages, production slowdowns, disruptions in delivery systems or government restrictions or limitations, our supply chain may be disrupted. For example, one of our pharmaceutical manufacturing partners has advised us of restrictions on shipments to Ukraine and Russia and has suspended certain operations in Ukraine. Additionally, third parties could be required to allocate resources in a way that impacts our operations. Due to the COVID-19 pandemic and under the Defense Production Act, the U.S. government may, among other things, require domestic industries to provide essential goods and services needed for the national defense, such as drug material or other supplies needed to diagnose or treat COVID-19 patients. These impacts may limit our ability to conduct our clinical trials, continue our research and development operations, and manufacture our product candidates for our clinical trials.
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
In addition, in order to conduct clinical trials of our current and future product candidates, we will need to work with third-party manufacturers to manufacture them in large quantities. Our manufacturing partners or our third-party collaborators may be unable to successfully increase the manufacturing capacity of our current and future product candidates in a timely or cost-effective manner, or at all, and labor and material shortages due to the COVID-19 pandemic have adversely impacted the manufacturing capacity of our third-party manufacturers. In addition, quality issues may arise during scale-up activities. If our manufacturing partners or collaborators are unable to successfully scale up the manufacture of our current or future product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and marketing approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.
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

If safety or efficacy issues arise with any of these drugs, we could experience significant regulatory delays, and the FDA or similar regulatory authorities outside of the United States may require us to redesign or terminate the applicable clinical trials. If the drugs we use are replaced as the standard of care for the indications we choose for our current or future product candidates, the FDA or similar regulatory authorities outside of the United States may require us to conduct additional clinical trials. In addition, if manufacturing or other issues result in a shortage of supply of the drugs with which we determine to combine with our current or future product candidates, we may not be able to complete clinical development of JTX-8064, vopratelimab, pimivalimab or future product candidates on our current timeline or at all.
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
We may form or seek strategic collaborations to evaluate and, if approved, market our product candidates in combination with another approved or investigational cancer drug. If we are unable to enter into a strategic collaboration on commercially reasonable terms or fail to realize the benefits of any such collaboration, we may be required to purchase an approved cancer drug to use in combination with JTX-8064, vopratelimab and/or pimivalimab. The failure to enter into a successful collaboration or the expense of purchasing an approved cancer drug may delay our development timelines, increase our costs and jeopardize our ability to develop our product candidates.
We are subject to manufacturing risks that could substantially increase our costs and limit the supply of our products.
The process of manufacturing JTX-8064, vopratelimab and pimivalimab or future product candidates is complex, highly regulated and subject to several risks, including:
•Any changes in our manufacturing processes as a result of scaling-up may require additional approvals or may delay the development and marketing approval of our current and future product candidates and ultimately affect our success.
•The third-party manufacturing facilities in which our current and future product candidates are made could be adversely affected by equipment failures, contamination, vendor error, labor shortages, the COVID-19 pandemic, natural disasters, power failures and numerous other factors.
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
•Biologics, such as JTX-8064, vopratelimab and pimivalimab, that have been produced and are stored for later use may degrade, become contaminated, suffer other quality defects or may not be used within their shelf life, which may cause the affected product candidates to no longer be suitable for their intended use in clinical trials or other development activities. If the defective product candidates cannot be replaced in a timely fashion, we may incur significant delays in our development programs that could adversely affect the value of such product candidates.
We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than any of our current or future product candidates, our commercial opportunities will be negatively impacted.
The life sciences industry is highly competitive and subject to rapid and significant technological change. We are currently developing therapeutics that will compete with other products and therapies that currently exist or are being developed, such as approved immunotherapy antibodies, the anti-ILT4 antibodies of Merck & Co., Inc. and Immune-Onc Therapeutics, Inc., the dual antagonist anti-ILT4/ILT2 antibody of NGM Biopharmaceuticals, Inc., the anti-ICOS antibodies of Bristol Myers Squibb, GlaxoSmithKline plc, or Sanofi S.A., Xencor, Inc.’s anti-PD-1 and anti-ICOS bispecific antibody, or the anti-ILT3 (LILRB4) antibodies of Merck & Co., Inc., Immune-Onc Therapeutics, Inc. and NGM Biopharmaceuticals, Inc. Products we may develop in the future are also likely to face competition from other products and therapies, some of which we may not currently be aware. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical.

We have both domestic and international competitors, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other research institutions and small and other early-stage companies. Many of our competitors have significantly greater financial, manufacturing, marketing, product development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining marketing approvals, establishing clinical trial sites, recruiting patients and in manufacturing pharmaceutical products and may succeed in discovering, developing and commercializing products in our field before we do. Currently, Merck & Co., Inc. is conducting Phase 2 trials of its anti-ILT4 antibody and, given its resources, Merck will likely be able to develop its product candidate faster than we are able to develop JTX-8064. We also face competition in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to, or necessary for, our programs.
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
We will depend on Gilead to develop, manufacture and commercialize GS-1811 and may depend on additional third parties for the development and commercialization of our other product candidate programs. If these programs are not successful, we may not receive significant payments from such third parties or we may not be able to capitalize on the market potential of these product candidates.
In August 2020, we entered into a License Agreement, or the Gilead License Agreement, with Gilead pursuant to which we granted Gilead an exclusive, worldwide license to develop, manufacture and commercialize GS-1811. The Gilead License Agreement provides for potential payments to us from Gilead upon the achievement of specified development, regulatory and sales milestones, and potential royalty-based revenue if GS-1811 is successfully commercialized. In July 2021, we received a milestone payment upon IND clearance of GS-1811. As a result of this license, we will not control the nature, timing or cost of bringing GS-1811 to market. We cannot provide any assurance with respect to the success of the license, and we may never receive any additional milestone or any royalty payments pursuant to the Gilead License Agreement.
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
Collaborations and other strategic transactions, including licensing arrangements, involving our product candidates pose the following risks to us:
•Collaborators, including licensors, have significant discretion in determining the efforts and resources that they will apply to these collaborations. For example, development and commercialization plans and strategies for GS-1811 are conducted solely by Gilead.
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

•Collaborators may in-license, own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop, commercialize, enforce, maintain or defend such intellectual property. For example, Gilead has the first right to enforce, maintain or defend our intellectual property rights for GS-1811 under the Gilead License Agreement.
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
All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K also apply to the activities of Gilead with respect to the development and commercialization of GS-1811 and would also apply to the activities of any future licensees or collaborators.
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
We may also be restricted under existing agreements from entering into future agreements on certain terms with potential collaborators. For example, under the Gilead License Agreement, we have granted worldwide exclusive rights to Gilead for any antibody or other agent that is specifically directed to CCR8, and this exclusivity would limit our ability to enter into future strategic collaborations with other partners relating to CCR8.
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
Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers who have received one or more prior treatments, and who have the potential to benefit from treatment with our current and future product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our current and future product candidates may be limited or may not be amenable to treatment with any of our products, if and when approved. Even if we obtain significant market share for any of our products, if and when approved, because the potential target populations may be small, we may never achieve profitability without obtaining marketing approval for additional indications, including use as first- or second-line therapy.
We may develop companion diagnostics and/or complementary diagnostics for our current and future product candidates. If we are unable to successfully develop such companion diagnostics or complementary diagnostics, or experience significant delays in doing so, we may not realize the full commercial potential of our current or future product candidates.
Because we are focused on patient selection and enrichment strategies, in which predictive biomarkers may be used to identify the right patients for our product candidates, we believe that our success may depend, in part, on our ability to develop companion diagnostics and/or complementary diagnostics, which are assays or tests to identify an appropriate patient population for our product candidates. There has been limited success to date industry-wide in developing these types of companion diagnostics and/or complementary diagnostics. To be successful, we need to address a number of scientific, technical and logistical challenges. We have not yet initiated development of companion diagnostics and/or complementary diagnostics, and the process of obtaining or creating such a diagnostic is time consuming and costly. We may not be successful in developing appropriate diagnostics to pair with any of our product candidates that receive marketing approval. Companion diagnostics and/or complementary diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval or clearance prior to commercialization. Given our limited experience in developing diagnostics, we expect to rely in part or in whole on third parties for their design and manufacture. If we are unable to engage a third party to assist us, or if we, or any third parties that we engage, are unable to successfully develop companion diagnostics and/or complementary diagnostics for our current and future product candidates, or experience delays in doing so:
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
The commercial success of our products will depend in part on public acceptance of the use of cancer immunotherapies. Adverse events in clinical trials of any of our current or future product candidates or other similar products and the resulting publicity, as well as any other adverse events in the field of immuno-oncology that may occur, including in connection with third-party therapies such as approved immunotherapy antibodies, the anti-ILT4 antibodies of Merck & Co., Inc. and Immune-Onc Therapeutics, Inc., the dual antagonist anti-ILT4/ILT2 antibody of NGM Biopharmaceuticals, Inc., the anti-ICOS antibodies of Bristol Myers Squibb, GlaxoSmithKline plc, or Sanofi S.A., Xencor, Inc.’s anti-PD-1 and anti-ICOS bispecific antibody, or the anti-ILT3 (LILRB4) antibodies of Merck & Co., Inc., Immune-Onc Therapeutics, Inc. and NGM Biopharmaceuticals, Inc., could result in a decrease in demand for our product candidates. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our or third-party therapies, our products may not be accepted by the general public or the medical community.
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
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act, or ACA, was passed, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry.
Since its enactment, there have been numerous judicial, administrative, executive and legislative challenges to certain aspects of the ACA, and we expect there be to additional challenges and amendments to the ACA in the future. For example, with enactment of the Tax Cuts for Jobs Act, or TCJA, in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimum level of health insurance, became effective in 2019.
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
We are a clinical-stage biopharmaceutical company with a limited operating history, and we are in the early stages of our development efforts. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain marketing approval and become commercially viable. We have financed our operations primarily through the sale of equity securities and through our license and collaboration arrangements with Celgene Corporation and Gilead. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our product candidates and discovery programs. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations.
We have incurred losses in each year since our inception, except for net income of $56.8 million for the year ended December 31, 2019 as a result of revenue recognized under our prior agreements with Celgene Corporation, and we incurred a net loss of $90.9 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $241.9 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, our current and future product candidates.
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
We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until some time after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in many factors, including:
•completing clinical development of JTX-8064, vopratelimab and pimivalimab;

•completing preclinical development of JTX-1484;
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
Our operations have consumed substantial amounts of cash since inception. As of December 31, 2021, our cash, cash equivalents, short-term and long-term investments were $220.2 million. We expect to continue to spend substantial amounts to continue the clinical development of JTX-8064, vopratelimab and pimivalimab and preclinical and clinical development of JTX-1484 and future product candidates. If we are able to gain marketing approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize those product candidates to the extent that such launch and commercialization are not the responsibility of a collaborator or a licensee. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and future product candidates. Our future capital requirements depend on many factors, including:
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

Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on our research and development plans, we expect that our cash, cash equivalents, short-term and long-term investments as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements through the third quarter of 2023.
If we are unable to obtain adequate financing on favorable terms when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials or research and development programs or our commercialization efforts. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic or other macroeconomic conditions.
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
Our pending applications cannot be enforced against third parties unless and until a patent issues from such applications and, even after issuance, such patents may be challenged in the courts or patent offices in the United States and abroad. We are currently involved in an appeal of an opposition proceeding in the European Patent Office, and this proceeding may be ongoing for a number of years and may divert employee resources from our business. Additionally, this and other such proceedings may result in the loss of patent protection, the narrowing of claims in such patents or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical products or limit the duration of the patent protection for our current and future product candidates.
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
The Biologics Price Competition and Innovation Act of 2009, or BPCIA, established legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.
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
Our commercial success depends on our ability and the ability of our current or future licensees or collaborators to develop, manufacture, market and sell our product candidates, and to use our related proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and future product candidates. For example, we are aware of third-party patents or patent applications that may be construed to cover the targets of JTX-8064, vopratelimab, pimivalimab or GS-1811. If we are found to infringe a third-party’s intellectual property rights, and we are unsuccessful in demonstrating that such intellectual property rights are invalid or unenforceable, we could be required to obtain a license from such third party to continue developing, manufacturing and commercializing our product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing our product candidates. In addition, in any such proceeding or litigation, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
Furthermore, we are testing our product candidates, and expect to conduct additional trials of our product candidates, with other products that are covered by patents held by other companies or institutions. In the event that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, infringement of the third-party patents covering the product candidate or product recommended for administration with our product candidates. In such a case, we could be required to obtain a license from the other company or institution to use the required or desired package labeling, which may not be available on commercially reasonable terms, or at all.

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
In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications covering the technology that we license to or from third parties. For example, under the Gilead License Agreement, Gilead has the first right to enforce, maintain or defend our intellectual property rights with respect to GS-1811. In such cases, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If Gilead or any other of our licensors or licensees fail to prosecute, maintain, enforce and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize our product candidates that are the subject of such licensed rights could be adversely affected. Furthermore, our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties.
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
We are exposed to the risk that our employees, independent contractors, vendors, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA and comparable foreign regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the United States and abroad; anti-corruption and anti-bribery laws, including the Foreign Corrupt Practices Act, and various other anti-corruption laws in countries outside of the United States; or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. We have adopted a code of conduct applicable to all of our employees and require all employees, including management, to participate in anti-corruption training, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could result in significant penalties and could have a material adverse effect on our ability to operate our business and our results of operations.
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
We, our CROs and other third parties rely significantly upon information technology systems, and despite the implementation of security measures, our internal information technology systems are vulnerable to damage from computer viruses and unauthorized access. A system failure or a security breach could result in a material disruption of our business operations. We, our CROs, contractors and other third parties rely on information technology networks and systems to process, personal identifying information and payroll data, including operational and financial transactions and records. In particular, we rely on third parties for many aspects of our business, including manufacturing product candidates and conducting clinical trials. The secure maintenance of this information is critical to our business and reputation. Companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past few years, cyber-attacks have become more prevalent and much harder to detect and defend against. Additionally, our increased reliance on personnel working from home could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with regulators, CROs, clinical trial sites or third-party manufacturing and supply partners.
Our network and storage applications and those of CROs and other third parties may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. We have experienced and may in the future experience such unauthorized access. While we continue to invest in data protection and information technology, including providing an information security training and compliance program to our employees, there can be no assurance that our efforts will prevent service interruptions or identify breaches in our systems. It is often difficult to anticipate or immediately detect such incidents and the damage caused by them. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. A security breach, cyber-attack or unauthorized access of our clinical data or other data could damage the integrity of our clinical trials, impact our regulatory filings, cause significant risk to our business, compromise our ability to protect our intellectual property, and subject us to regulatory actions, including under privacy or security rules under federal, state or other international laws protecting confidential information, that could be expensive to defend and could result in significant fines or other penalties. Although we maintain a cyber risk management insurance policy, cyber-attacks could cause us to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources. Furthermore, our insurance premiums increase annually, and such insurance may not continue to be available on reasonable terms or be sufficient in amount to cover one or more large claims. Our network security and data recovery measures and those of our CROs, licensees, collaborators, contractors and vendors may not be adequate to protect against such security breaches and disruptions.
We, or the third parties upon whom we depend, may be adversely affected by unforeseen or catastrophic events, including the emergence of a pandemic or other natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
The COVID-19 pandemic has had adverse effects on our business, including difficulty sourcing the components of sample collection kits for our clinical trials, and may have further adverse effects, the extent or nature of which we are not able to predict at this time. In addition, other unforeseen or catastrophic events could severely disrupt our operations and our supply chain, and have a material adverse effect on our business. If a natural disaster, power outage, weather event related to climate change or other event occurred that damaged critical infrastructure, such as our headquarters or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business.
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
Our stock price has been and is likely to continue to be volatile. For example, during 2021, our stock price ranged from $5.03 to $14.84. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. The market price for our common stock may be influenced by many factors, including:
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
Under Section 382 of the Internal Revenue Code of 1986, as amended, or the IRC, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percent change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. An IRC Section 382 study, completed in August 2016, identified three previous ownership changes for purposes of IRC Section 382. No additional ownership changes were identified in a study completed in November 2021. As a result of these ownership changes, our net operating loss and tax credit carryforwards allocable to the periods preceding each such ownership change are subject to limitations under IRC Section 382. We may experience ownership changes in the future as a result subsequent shifts in our stock ownership, some of which are outside our control, which may also be subject to limitations by “ownership changes” in the future, which could result in increased tax liability to us.
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
As a public company, we are incurring and will continue to incur significant legal, accounting and other expenses, particularly after we are no longer an emerging growth company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, as well as various requirements imposed by the Sarbanes-Oxley Act, rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
This exclusive forum provision would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, which provides for exclusive jurisdiction of the federal courts. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and asserts claims under the Securities Act, inasmuch as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, provided, that with respect to claims under the Securities Act, our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
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
Our common stock trades on the Nasdaq Global Select Market under the symbol “JNCE”. As of February 28, 2022, we had approximately 13 holders of record of our common stock. This number does not include beneficial owners whose shares were held by nominees in street name.
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
Item 6. [Reserved]

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
Our highest priority program, JTX-8064, is being developed for patients with either PD-(L)1-inhibitor resistant or PD-(L)1 inhibitor sensitive tumors. JTX-8064 is the first tumor-associated macrophage candidate to emerge from our Translational Science Platform. JTX-8064 is a monoclonal antibody that binds to Leukocyte Immunoglobulin Like Receptor B2, or LILRB2 (also known as ILT4), which is a cell surface receptor expressed on macrophages and other myeloid cells. Our INNATE clinical trial is a Phase 1/2 clinical trial of JTX-8064 as a monotherapy and in combination with our PD-1 inhibitor, pimivalimab, in patients with solid tumors. In January 2021, we began enrollment in the dose-escalation portion of the INNATE trial and enrollment was completed in July and October 2021 for monotherapy and combination therapy, respectively. JTX-8064 has been well-tolerated to date with no observed dose limiting toxicities. We selected 700 mg as our recommended phase 2 dose for further evaluation. We initiated enrollment in August 2021 and October 2021 in the phase 2 monotherapy and combination therapy portions, respectively. The INNATE trial is comprised of one monotherapy and seven combination indication-specific expansion cohorts and is designed to demonstrate proof-of-concept. Once proof-of-concept is established, we plan to move JTX-8064 rapidly into registrational trials on a cohort by cohort basis.
The expansion cohorts are studying tumor types in three groups of patients: (i) PD-(L)1 inhibitor experienced patients whose tumors progressed on or after treatment with a PD-(L)1 inhibitor (including, non-small cell lung cancer, or NSCLC), (ii) PD-(L)1 inhibitor naïve patients whose tumors are historically resistant to PD-(L)1 inhibitors (including, ovarian cancer), and (iii) PD-(L)1 inhibitor naïve patients whose tumors are historically more sensitive to PD-(L)1 inhibitors (including, front line PD-L1 positive head and neck squamous cell carcinoma). Proof-of concept expansion cohorts have the potential to enroll up to 29 patients per combination therapy cohort and 47 patients in the monotherapy cohort if pre-specified criteria are met. We expect to report preliminary clinical and biomarker data from INNATE in 2022.
Vopratelimab is a clinical-stage monoclonal antibody that binds to and activates the Inducible T cell CO-Stimulator, or ICOS, a protein on the surface of certain T cells commonly found in many solid tumors. We are currently enrolling patients in the SELECT trial, a randomized phase 2 proof-of-concept trial outside the United States evaluating vopratelimab in combination with pimivalimab compared to pimivalimab alone in biomarker-selected, immunotherapy-naive second-line NSCLC patients. We identify patients for SELECT using TISvopra, an 18 gene signature that includes genes relevant to both CD8 and CD4 T cell biology. TISvopra has been optimized to predict for emergence of ICOS hi CD4 T cells in the peripheral blood, which have been associated with clinical benefit in patients treated with vopratelimab alone or in combination with nivolumab. We expect to report complete clinical data from SELECT in the second half of 2022.
Pimivalimab is a clinical-stage anti-PD-1 monoclonal antibody that we are developing primarily for potential use in combination with our product candidates, as we believe that combination therapy has the potential to be a mainstay of cancer immunotherapy. We presented safety and preliminary efficacy data from our monotherapy Phase 1 clinical trial of pimivalimab in 2019. Based on the results of that clinical trial, we are using pimivalimab in combination with JTX-8064 in INNATE and vopratelimab in SELECT.
GS-1811, formerly JTX-1811, is our fourth internally developed program to enter the clinic. In August 2020, we entered into an agreement to exclusively license GS-1811 to Gilead Sciences, Inc., or Gilead. GS-1811 is a monoclonal antibody that is designed to selectively deplete T regulatory cells in the tumor microenvironment, or TME, by targeting a receptor called CCR8, which is preferentially expressed on intra-tumoral T regulatory cells. Pursuant to our exclusive license agreement with Gilead, or the Gilead License Agreement, we granted Gilead a worldwide license to develop, manufacture and commercialize GS-1811 and certain derivatives thereof, as well as backup antibodies defined within the agreement. Under the terms of the Gilead License Agreement, we advanced GS-1811 through the clearance of an investigational new drug application, or IND, in June 2021, which triggered a $25.0 million milestone payment in July 2021, and have transitioned the program to Gilead. Gilead initiated clinical trials of GS-1811 in August 2021. We are entitled to receive additional payments from Gilead upon the achievement of specified clinical, regulatory and sales milestones. We are also eligible to receive tiered royalty payments based on a percentage of annual worldwide net sales ranging from the high-single digits to mid-teens, based on future annual net sales of licensed products, on a licensed product-by-licensed product and country-by-country basis.
JTX-1484 is the most recent product candidate to emerge from our Translational Science Platform. JTX-1484 is a monoclonal antibody designed to block human LILRB4 on various myeloid cells which we believe may lead to reduced immune suppression and enhancement of T cell functionality. We are currently conducting IND-enabling activities for JTX-1484, with the goal of filing an IND in 2023.
With our biomarker-driven approach, we leverage our Translational Science Platform to interrogate cell types within the human TME and to identify and prioritize targets across a broad spectrum of immune and non-immune cell types. In addition, early in the development process, we use our Translational Science Platform to identify potential predictive biomarkers to enable us to enrich our clinical trials for patient populations that may be more likely to respond to a particular immunotherapy. Once clinical data is available for a product candidate, we then use a reverse translational approach to interrogate tumor and blood samples from patients with known outcomes. By using these reverse translational findings, we believe we are better able to design clinical trials and more efficiently develop cancer immunotherapies that potentially provide greater benefit to patients. These biomarker results, coordinated to clinical response, will assist with determining the benefit of proceeding to the use of a companion diagnostic and/or complementary diagnostic for a given therapy.
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
Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, developing our Translational Science Platform and conducting research, preclinical studies and clinical trials. We do not have any products approved for sale. We are subject to a number of risks comparable to those of other similar companies, including dependence on key individuals; the need to develop commercially viable products; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of our products. We have funded our operations primarily through proceeds received from public offerings and private placements of our stock totaling $389.5 million and payments from license and collaboration agreements totaling $385.0 million.
Due to our significant research and development expenditures, we have accumulated substantial losses since our inception. As of December 31, 2021, we had an accumulated deficit of $241.9 million. We expect to incur substantial additional losses in the future as we expand our research and development activities.
The spread of COVID-19 during 2020 and 2021 has caused disruption on a global scale and we continue to monitor the impacts of the COVID-19 pandemic on our business. As of March 2, 2022, we have not experienced a significant financial impact directly related to the COVID-19 pandemic but have experienced some disruptions to clinical operations and to our supply chain. As the pandemic continues to unfold, the extent of its effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time.
Financial Operations Overview
Revenue
For the year ended December 31, 2021, we recognized $26.9 million of license and collaboration revenue under the Gilead License Agreement primarily relating to a $25.0 million milestone achievement for FDA clearance of the IND for GS-1811 and $1.9 million related to the completion of research and transition services. For the year ended December 31, 2020, we recognized $62.3 million of license and collaboration revenue under the Gilead License Agreement for the GS-1811 license and performance of research and transition services.

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
We use our employee and infrastructure resources across multiple research and development programs and for identifying, testing and developing product candidates from our Translational Science Platform. We manage certain activities such as contract research and manufacture of our product candidates and discovery programs through our third-party vendors.
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
•the terms and timing of any collaboration, license or other arrangement, including any milestone payments thereunder;
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

Due to the inherently unpredictable nature of preclinical and clinical development, we do not allocate all of our internal research and development expenses on a program-by-program basis as they primarily relate to personnel and lab consumables costs that are deployed across multiple programs under development. Our research and development expenses also include external costs, which we do track on a program-by-program basis following the program’s nomination as a development candidate. We began incurring such external costs for vopratelimab in 2015, pimivalimab in 2016, JTX-8064 in 2017, GS-1811 in 2019 and JTX-1484 in 2021.
Included below are external research and development and external clinical and regulatory costs for JTX-8064, vopratelimab (which includes our SELECT trial), pimivalimab, GS-1811, JTX-1484 and our pre-development candidates:

	Year Ended December 31,
(in thousands)	2021	2020
Vopratelimab	$18,942	$24,117
JTX-8064	18,903	1,674
Pimivalimab	2,603	2,866
GS-1811	2,405	7,007
JTX-1484	170	—
Pre-development candidates	1,683	1,328
Total external research and development and clinical and regulatory costs	$44,706	$36,992
Research and development activities account for a significant portion of our operating expenses. As we continue to implement our business strategy, we expect our research and development expenses to increase over the next several years. We expect that these expenses will increase as we:
•continue our clinical development of JTX-8064, including our INNATE trial as a monotherapy and in combination with pimivalimab;
•continue our clinical development of vopratelimab, including our SELECT trial of vopratelimab and pimivalimab;
•continue advancing programs through IND-enabling activities;
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience, known facts and trends, and other market specific or relevant assumptions we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates in light of changes in circumstance, facts or experience. Actual results may differ from these estimates under different assumptions or conditions.

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

The Black‑Scholes option pricing model requires the input of certain subjective assumptions, including (i) the calculation of expected term of the stock-based payment, (ii) the risk‑free interest rate, (iii) the expected stock price volatility and (iv) the expected dividend yield. We use the simplified method as prescribed by SEC Staff Accounting Bulletin No. 107 to calculate the expected term for stock options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. We determine the risk‑free interest rate based on a treasury instrument whose term is consistent with the expected term of the stock options. Because there had been no public market for our common stock prior to our IPO, there is a lack of historical and implied volatility data. Accordingly, we base our estimates of expected volatility on a combination of our own historical volatility and historical volatility of a group of publicly-traded companies with characteristics similar to ours, including stage of product development and therapeutic focus within the life sciences industry. Historical volatility is calculated over a period of time commensurate with the expected term of the stock-based payment. We use an assumed dividend yield of zero as we have never paid dividends on our common stock, nor do we expect to pay dividends on our common stock in the foreseeable future.
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
Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020	$ Change
Revenue:
License and collaboration revenue—related party	$26,907	$62,339	$(35,432)
Operating expenses:
Research and development	88,979	78,690	10,289
General and administrative	28,984	28,766	218
Total operating expenses	117,963	107,456	10,507
Operating loss	(91,056)	(45,117)	(45,939)
Other income, net	199	1,289	(1,090)
Loss before provision for income taxes	(90,857)	(43,828)	(47,029)
Provision for income taxes	15	14	1
Net loss	$(90,872)	$(43,842)	$(47,030)
License and Collaboration Revenue
For the year ended December 31, 2021, we recognized $26.9 million of license and collaboration revenue under the Gilead License Agreement related to the achievement of a $25.0 million clinical development and regulatory milestone for FDA clearance of the IND for GS-1811 and $1.9 million related to the completion of research and transition services. For the year ended December 31, 2020, we recognized $62.3 million of license and collaboration revenue under the Gilead License Agreement for the GS-1811 license and performance of research and transition services.

Research and Development Expenses
The following table summarizes our research and development expenses for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020	$ Change
Employee compensation	$30,780	$27,880	$2,900
External clinical and regulatory	27,935	25,340	2,595
External research and development	16,771	11,652	5,119
Lab consumables	6,151	6,042	109
Facility costs	5,329	5,522	(193)
Other research	2,013	2,254	(241)
Total research and development expenses	$88,979	$78,690	$10,289
Research and development expenses increased by $10.3 million from $78.7 million for the year ended December 31, 2020 to $89.0 million for the year ended December 31, 2021. The increase in research and development expenses was primarily attributable to:
•$2.9 million of increased employee compensation costs primarily attributable to increased payroll and stock-based compensation;
•$2.6 million of increased external clinical and regulatory costs primarily attributable to increased costs for our INNATE and SELECT clinical trials, partially offset by decreased costs for our Phase 2 EMERGE trial; and
•$5.1 million of increased external research and development costs associated with manufacturing activities for our development programs, partially offset by reduced IND-enabling activities during the year ended December 31, 2021.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020	$ Change
Employee compensation	$15,123	$15,137	$(14)
Professional services	4,895	4,927	(32)
Facility costs	4,133	4,332	(199)
Other	4,833	4,370	463
Total general and administrative expenses	$28,984	$28,766	$218
General and administrative expenses increased by $0.2 million from $28.8 million for the year ended December 31, 2020 to $29.0 million for the year ended December 31, 2021. The increase in general and administrative expenses was primarily attributable to increased other administrative costs for the year ended December 31, 2021.
Other Income, net
Other income, net, decreased by $1.1 million from $1.3 million for the year ended December 31, 2020 to $0.2 million for the year ended December 31, 2021. The decrease in other income, net is attributable to decreased rates of return on our investments.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations primarily through proceeds received from public offerings and private placements of our stock totaling $389.5 million and payments from license and collaboration agreements totaling $385.0 million. As of December 31, 2021, we had cash, cash equivalents and investments of $220.2 million.
On November 4, 2021, we entered into a new Sales Agreement (the “2021 Sales Agreement”) with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $75.0 million under an ATM offering program (the “2021 ATM Offering”). The 2021 Sales Agreement provides that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the 2021 ATM Offering. No sales were made under the 2021 ATM Offering during the year ended December 31, 2021.

During the first quarter of 2021, we completed a follow-on public offering of its common stock, selling an aggregate of 5,750,000 shares of common stock at a public offering price of $11.25 per share for net proceeds of $60.6 million.
On December 17, 2019, we entered into a Sales Agreement with Cowen, pursuant to which we could offer and sell shares of our common stock with an aggregate offering price of up to $50.0 million under an “at the market” offering program (the “2019 ATM Offering”). During the first quarter of 2021, the Company sold an aggregate of 3,156,200 shares at an average price of $9.87 per share for net proceeds of $30.2 million, which completed the sale of all available amounts under the 2019 ATM Offering.
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
Due to our significant research and development expenditures, we have generated substantial operating losses since inception. We have incurred an accumulated deficit of $241.9 million through December 31, 2021. We expect to incur substantial additional losses in the future as we expand our research and development activities and continue to advance our programs. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments of $220.2 million will enable us to fund our operating expenses and capital expenditure requirements through the third quarter of 2023 and we will require additional funding to continue our operations beyond the third quarter of 2023. However, we have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our capital resources sooner than we expect. The timing and amount of our operating expenditures will depend largely on:
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
Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(83,494)	$(27,788)
Investing activities	(60,514)	51,298
Financing activities	92,044	70,742
Net increase in cash, cash equivalents and restricted cash	$(51,964)	$94,252
Cash Used in Operating Activities
Net cash used in operating activities for the year ended December 31, 2021 was $83.5 million, compared to $27.8 million for the year ended December 31, 2020. Cash used in operating activities increased by $55.7 million due to increased net loss during the year ended December 31, 2021 driven by increased operating expenses and reduced revenue recognition under the Gilead License Agreement as compared to the year ended December 31, 2020.
Cash (Used in) Provided by Investing Activities
Net cash used in investing activities for the year ended December 31, 2021 was $60.5 million, compared to net cash provided by investing activities of $51.3 million for the year ended December 31, 2020. Cash used in investing activities increased by $111.8 million due to increased purchases of investments as a direct result of our financing activities during the first quarter of 2021.
Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2021 was $92.0 million, compared to $70.7 million for the year ended December 31, 2020. Cash provided by financing activities increased by $21.3 million due to proceeds received from our follow-on public offering and ATM Offering completed during the first quarter of 2021.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data
The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found in Part IV, Item 15.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
Board Composition and Structure
The Board of Directors is currently comprised of nine members. Below is a list of the names, ages as of February 28, 2022, and classification of the individuals who currently serve as our directors.

Name	Age	Position
Luis A. Diaz, Jr., M.D.	51	Director (Class II)
Barbara Duncan	57	Director (Class II)
J. Duncan Higgons	67	Director (Class I)
Robert Iannone, M.D., M.S.C.E.	54	Director (Class I)
Robert Kamen, Ph.D.	77	Director (Class II)
Perry Karsen	66	Chairman of the Board of Directors (Class III)
Richard Murray, Ph.D.	63	Director (Class III); Chief Executive Officer and President
Jigar Raythatha	45	Director (Class III)
Luisa Salter-Cid, Ph.D.	57	Director (Class I)
Director Biographies
Luis Diaz, Jr., M.D.—Dr. Diaz has served as the head of the solid tumor oncology division and a faculty member at the Memorial Sloan Kettering Cancer Center since December 2016, and was appointed to the National Cancer Advisory Board in September 2021. From 2004 to December 2016, Dr. Diaz was a faculty member and physician at Johns Hopkins University School of Medicine. He is also a founder and board member, and from 2010 to April 2016 served as president, chief executive officer and chief medical officer, of Personal Genome Diagnostics Inc., a private cancer genome analysis company. He received his M.D. from the University of Michigan, where he also received his B.A. in Microbiology. We believe Dr. Diaz is qualified to serve on our board of directors due to his background as a physician focused on oncology and his experience as a faculty member at a major hospital and medical center.
Barbara Duncan—Ms. Duncan served as the chief financial officer of Intercept Pharmaceuticals Inc., a public biopharmaceutical company, from May 2009 to June 2016 and as treasurer from 2010 to June 2016. She has served on the board of directors of Adaptimmune Therapeutics plc since June 2016, Atea Pharmaceuticals, Inc. since October 2020, Fusion Pharmaceuticals Inc. since October 2020 and Ovid Therapeutics, Inc. since June 2017, each of which is a public therapeutics company. She previously served on the board of public companies ObsEva SA from December 2016 to May 2021, Immunomedics, Inc. from March 2019 to October 2020, Aevi Genomic Medicine, Inc. (formerly Medgenics, Inc.) from June 2015 to February 2020 and Innoviva, Inc. from September 2016 to April 2018. Ms. Duncan holds an M.B.A. from the Wharton School of Business and a B.S. from Louisiana State University. We believe Ms. Duncan is qualified to serve on our board of directors because of her experience in the biopharmaceutical industry, her experience in the financial sector and membership on boards of directors of other public and private companies.
J. Duncan Higgons—Mr. Higgons served as chief operating officer of Agios Therapeutics, Inc., a public biopharmaceutical company, from 2009 to January 2016. Mr. Higgons serves on the board of directors of Rheos Medicines, Inc. and PsiOxus Therapeutics Ltd., both of which are private life science companies. He holds a B.Sc. in Mathematics from King's College University of London and a M.Sc. in Economics from London Business School. We believe that Mr. Higgons is qualified to serve on our board of directors due to his leadership and management experience.
Robert Iannone, M.D., M.S.C.E.—Dr. Iannone has served as the Executive Vice President, Research and Development of Jazz Pharmaceuticals plc, a public biopharmaceutical company, since May 2019. Previously, he served as the Chief Medical Officer and Head of Research and Development at Immunomedics, Inc., a public biopharmaceutical company, from April 2018 until May 2019. Dr. Iannone also held leadership roles at AstraZeneca, a global biopharmaceutical company, where, from July 2014 until April 2018, he was employed in the roles of Senior Vice President and Head of Immuno-oncology, Global Medicines Development. Since May 2021, Dr. Iannone has served as a member of the board of directors of iTeos Therapeutics, Inc. Dr. Iannone received a B.S. from The Catholic University of America, an M.D. from the Yale School of Medicine and an M.S.C.E. from the University of Pennsylvania Perelman School of Medicine. We believe Dr. Iannone is qualified to serve on our board of directors due to his background as a physician focused on oncology and his leadership experience in the life sciences industry.

Robert Kamen, Ph.D.—Dr. Kamen has been a venture partner at Third Rock Ventures, LLC, or TRV, since December 2017, and he previously served as an entrepreneur-in-residence at TRV from 2010 through 2017. Dr. Kamen serves on the boards of directors of EpimAb Biotherapeutics, Inc., a clinical-stage biotechnology company specializing in bispecific antibody development, and Harbour BioMed, a global clinical-stage biopharmaceutical company. He served on the board of directors of Neon Therapeutics, Inc., an immuno-oncology company, from 2015 through May 2020. Dr. Kamen holds a Ph.D. in biochemistry and molecular biology from Harvard University and a B.S. in biophysics from Amherst College. We believe that Dr. Kamen is qualified to serve on our board of directors because of his experience in the venture capital and life sciences industries, membership on various other boards of directors, and his leadership and management experience.
Perry Karsen—Mr. Karsen has served as the chairman of our board of directors since April 2016. Mr. Karsen retired from Celgene Corporation at the end of 2015 and currently is a Senior Advisor at Samsara BioCapital as well as the Executive Chair of Autobahn Labs. He serves as the Chair of the Board of Directors of Nitrase Therapeutics (formerly Nitrome Biosciences), and a member of the Boards of Directors for ESCAPE Bio, as Chair of the Board of Directors of Graphite Bio and on the Board of the Gladstone Foundation. Previously, Mr. Karsen served as a director of Jiya Acquisition Corp., a public blank check special purpose acquisition company affiliated with Samsara BioCapital, from November 2020 to September 2021, as well as on the boards of directors of Intellia Therapeutics, Inc. from April 2016 to December 2020, Voyager Therapeutics, Inc. from July 2015 to August 2019, and OncoMed Pharmaceuticals, Inc. from January 2016 to April 2019, each of which is a public life sciences company. Mr. Karsen received a Masters of Management from Northwestern University's Kellogg Graduate School of Management, a Masters of Arts in Teaching of Biology from Duke University and a B.S. in Biological Sciences from the University of Illinois, Urbana-Champaign. We believe Mr. Karsen is qualified to serve on our board of directors because of his executive leadership experience and membership on boards of directors of other public companies.
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
Jigar Raythatha—Mr. Raythatha joined TRV as a venture partner in January 2022 and previously served as the president and chief executive officer and a member of the Board of Directors of Constellation Pharmaceuticals, Inc., a public pharmaceutical company, from March 2017 until its acquisition by MorphoSys AG in July 2021. Mr. Raythatha previously served as chief business officer of Jounce from December 2012 until February 2017. He earned an M.B.A. from Columbia University and a B.A. in biochemistry and economics from Rutgers University. We believe that Mr. Raythatha is qualified to serve on our board of directors because of his leadership experience in the life sciences industry.
Luisa Salter-Cid, Ph.D.—Dr. Salter-Cid has served as the Chief Scientific Officer of Pioneering Medicines, a division of Flagship Pioneering, since May 2021. Previously, Dr. Salter-Cid was the Chief Scientific Officer of Gossamer Bio, Inc., a public clinical-stage biopharmaceutical company, from August 2018 through April 2021, and worked at Bristol Myers Squibb in increasing positions of responsibility from 2005 to August 2018, most recently as Vice President and Head of Immunology, small molecule Immuno-Oncology and Genomics Discovery. Dr. Salter-Cid holds a B.S. in Biology from University of Lisbon and a Ph.D. in Immunology from the University of Miami School of Medicine. We believe that Dr. Salter-Cid is qualified to serve on our board of directors because of her leadership experience in the life sciences industry and experience in immuno-oncology.
Executive Officers
The following table sets forth our executive officers as of February 28, 2022.

Name	Age	Position
Richard Murray, Ph.D.(1)	63	President, Chief Executive Officer and Director
Kim C. Drapkin	54	Chief Financial Officer and Treasurer
Hugh M. Cole	56	Chief Business Officer and Head of Corporate Development
Elizabeth G. Trehu, M.D.	61	Chief Medical Officer
    (1) Richard Murray, Ph.D. is also a member of the Board of Directors and his biographical information appears above.

Kim C. Drapkin—Ms. Drapkin has served as our chief financial officer since August 2015, and our treasurer since February 2013. From 2009 to August 2015, Ms. Drapkin was the owner of KCD Financial LLC, through which she served as our interim chief financial officer from 2012 to August 2015, and consulted for numerous biotechnology companies. Ms. Drapkin began her career at PricewaterhouseCoopers LLP, is a certified public accountant and holds a B.S. in accounting from Babson College.
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
Additional information required by this Item 10 will be included in the sections captioned “Proposal 1 - Election of Three Class I Directors” and “Corporate Governance” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in the section captioned “Executive and Director Compensation” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 12. Security Ownership of Certain of Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in the section captioned “Principal Stockholders” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item 13 will be included in the sections captioned “Corporate Governance” and “Transactions with Related Persons” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in the section captioned “Ratification of the Selection of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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
Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Jounce Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Jounce Therapeutics, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
Boston, Massachusetts
March 2, 2022

Jounce Therapeutics, Inc.
Consolidated Balance Sheets
(amounts in thousands, except par value amounts)

	December 31,
	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$95,529	$147,493
Short-term investments	83,037	58,985
Prepaid expenses and other current assets	12,261	4,913
Total current assets	190,827	211,391
Property and equipment, net	4,882	7,336
Long-term investments	41,657	6,710
Operating lease right-of-use asset	11,877	14,856
Other non-current assets	3,453	3,943
Total assets	$252,696	$244,236
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,674	$2,036
Accrued expenses	13,467	12,044
Deferred revenue, current—related party	—	1,931
Operating lease liability, current	3,695	3,271
Other current liabilities	62	42
Total current liabilities	18,898	19,324
Operating lease liability, net of current portion	9,993	13,618
Total liabilities	28,891	32,942
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000 shares authorized at December 31, 2021 and 2020; no shares issued or outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.001 par value: 160,000 shares authorized at December 31, 2021 and 2020; 51,265 and 41,729 shares issued at December 31, 2021 and 2020, respectively; 51,265 and 41,729 shares outstanding at December 31, 2021 and 2020, respectively	51	42
Additional paid-in capital	465,865	362,270
Accumulated other comprehensive (loss) income	(238)	(17)
Accumulated deficit	(241,873)	(151,001)
Total stockholders’ equity	223,805	211,294
Total liabilities and stockholders’ equity	$252,696	$244,236
The accompanying notes are an integral part of these consolidated financial statements.

Jounce Therapeutics, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(amounts in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020
Revenue:
License and collaboration revenue—related party	$26,907	$62,339
Operating expenses:
Research and development	88,979	78,690
General and administrative	28,984	28,766
Total operating expenses	117,963	107,456
Operating loss	(91,056)	(45,117)
Other income, net	199	1,289
Loss before provision for income taxes	(90,857)	(43,828)
Provision for income taxes	15	14
Net loss	$(90,872)	$(43,842)
Net loss per share, basic and diluted	$(1.82)	$(1.24)
Weighted-average common shares outstanding, basic and diluted	49,931	35,426
Comprehensive loss:
Net loss	$(90,872)	$(43,842)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(221)	(71)
Comprehensive loss	$(91,093)	$(43,913)
The accompanying notes are an integral part of these consolidated financial statements.

Jounce Therapeutics, Inc.
Consolidated Statements Stockholders’ Equity
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	33,738	$34	$281,664	$54	$(107,159)	$174,593
Issuance of common stock from at the market offering, net of issuance costs	2,074	2	14,511	—	—	14,513
Issuance of common stock under a stock purchase agreement	5,540	6	55,724			55,730
Exercise of stock options	128	—	600	—	—	600
Vesting of restricted stock awards and restricted stock units	249	—	—	—	—	—
Stock-based compensation expense	—	—	9,771	—	—	9,771
Other comprehensive loss	—	—	—	(71)	—	(71)
Net loss	—	—	—	—	(43,842)	(43,842)
Balance at December 31, 2020	41,729	42	362,270	(17)	(151,001)	211,294
Issuance of common stock from at the market offering, net of issuance costs	3,156	3	30,218	—	—	30,221
Issuance of common stock from secondary public offering, net of issuance costs	5,750	6	60,632	—	—	60,638
Exercise of stock options	403	—	1,268	—	—	1,268
Vesting of restricted stock awards and restricted stock units	227	—	—	—	—	—
Stock-based compensation expense	—	—	11,477	—	—	11,477
Other comprehensive loss	—	—	—	(221)	—	(221)
Net loss	—	—	—	—	(90,872)	(90,872)
Balance at December 31, 2021	51,265	$51	$465,865	$(238)	$(241,873)	$223,805
The accompanying notes are an integral part of these consolidated financial statements.

Jounce Therapeutics, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Year Ended December 31,
	2021	2020
Operating activities:
Net loss	$(90,872)	$(43,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,477	9,771
Depreciation expense	2,827	3,401
Net amortization of premiums and discounts on investments	921	47
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,331)	(236)
Other non-current assets	490	(1,469)
Accounts payable	(329)	(296)
Accrued expenses and other current liabilities	1,443	3,047
Deferred revenue—related party	(1,931)	1,931
Other liabilities	(189)	(142)
Net cash used in operating activities	(83,494)	(27,788)
Investing activities:
Purchases of investments	(130,272)	(85,895)
Proceeds from maturities of investments	70,131	137,287
Purchases of property and equipment	(373)	(94)
Net cash (used in) provided by investing activities	(60,514)	51,298
Financing activities:
Proceeds from at the market offering, net of issuance costs	90,826	14,412
Proceeds from issuance of common under a stock purchase agreement, at fair value	—	55,730
Proceeds from exercise of stock options	1,218	600
Net cash provided by financing activities	92,044	70,742
Net (decrease) increase in cash, cash equivalents and restricted cash	(51,964)	94,252
Cash, cash equivalents and restricted cash, beginning of period	148,763	54,511
Cash, cash equivalents and restricted cash, end of period	$96,799	$148,763
Non-cash investing and financing activities:
Stock option exercise receivables in prepaid expenses and other current assets	$50	$—
Issuance costs in accounts payable and accrued expenses	$—	$33
Discount on common stock issued under a stock purchase agreement	$—	$(20,730)
Supplemental cash flow information:
Cash paid for lease liabilities	$4,896	$4,024
Cash paid for income taxes	$8	$45

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
As of December 31, 2021, the Company had cash, cash equivalents, and investments of $220.2 million. The Company expects that its existing cash, cash equivalents and investments will enable it to fund its expected operating expenses and capital expenditure requirements for at least 12 months from March 2, 2022, the filing date of this Annual Report on Form 10-K. The Company expects to finance its future cash needs through a combination of equity or debt financings, collaborations, licensing arrangements and strategic alliances.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates which include, but are not limited to, estimates related to revenue recognized under the Gilead License Agreement (including estimates of standalone selling prices of each performance obligation and internal and external costs expected to be incurred to satisfy performance obligations), accrued expenses, stock-based compensation expense and income taxes. The Company bases its estimates on historical experience and other market specific or other relevant assumptions it believes to be reasonable under the circumstances. Actual results could differ from those estimates.
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
Leases
The Company accounts for leases in accordance with ASC Topic 842, Leases. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company does not recognize leases with terms of one year or less on the balance sheet. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its material leases on a quarterly basis.
Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate (“IBR”), which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, and in a similar economic environment.
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

Stock-based Compensation
The Company accounts for stock-based payments in accordance with ASC Topic 718, Compensation—Stock Compensation. This guidance requires all stock-based payments to employees, including grants of employee stock options and restricted stock units (“RSUs”), to be recognized as expense in the consolidated statements of operations and comprehensive loss based on their grant date fair values. For stock options granted to employees and to members of the Company’s board of directors for their services on the board of directors, the Company estimates the grant date fair value of each stock option using the Black-Scholes option-pricing model. For RSUs granted to employees, the Company estimates the grant date fair value of each award using intrinsic value, which is based on the value of the underlying common stock less any purchase price. For stock-based payments subject to service-based vesting conditions, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock-based payment on a straight-line basis over the requisite service period.
The Black‑Scholes option pricing model requires the input of certain subjective assumptions, including (i) the calculation of expected term of the stock-based payment, (ii) the risk‑free interest rate, (iii) the expected stock price volatility and (iv) the expected dividend yield. The Company uses the simplified method as proscribed by SEC Staff Accounting Bulletin No. 107 to calculate the expected term for stock options granted to employees as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The Company determines the risk‑free interest rate based on a treasury instrument whose term is consistent with the expected term of the stock options. Because there had been no public market for the Company’s common stock prior to the Company’s initial public offering (“IPO”), there is a lack of Company‑specific historical and implied volatility data. Accordingly, the Company bases its estimates of expected volatility based on a combination of the Company’s own historical volatility and historical volatility of a group of publicly-traded companies with similar characteristics to itself, including stage of product development and therapeutic focus within the life sciences industry. Historical volatility is calculated over a period of time commensurate with the expected term of the stock-based payment. The Company uses an assumed dividend yield of zero as the Company has never paid dividends on its common stock, nor does it expect to pay dividends on its common stock in the foreseeable future. The Company accounts for forfeitures of all stock-based payments when such forfeitures occur.
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
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss for all periods presented consists of unrealized losses and gains on available-for-sale securities.

Net Loss per Share
Basic net loss per share is calculated based upon the weighted-average number of common shares outstanding during the period, excluding outstanding stock options and RSUs that have been issued but are not yet vested. Diluted net loss per share is calculated based upon the weighted-average number of common shares outstanding during the period plus the dilutive impact of weighted-average common equivalent shares outstanding during the period. The potentially dilutive shares of common stock resulting from the assumed exercise of outstanding stock options and the assumed vesting of RSUs are determined under the treasury stock method.
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
3.     License and Collaboration Revenue
Gilead License Agreement
On August 31, 2020, the Company and Gilead entered into an exclusive license agreement (the “Gilead License Agreement”) to license the Company’s GS-1811, formerly JTX-1811, program to Gilead. Concurrently with the license agreement, the Company and Gilead entered into a stock purchase agreement (the “Stock Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”, and together with the Gilead License Agreement and the Stock Purchase Agreement, the “Transaction Agreements”). The transactions with Gilead were subject to review under the Hart-Scott Rodino Antitrust Improvements Act of 1976 and other customary closing conditions, and became effective on October 16, 2020, the closing date of the agreement. Pursuant to the Gilead License Agreement, the Company granted to Gilead a worldwide and exclusive license to develop, manufacture and commercialize GS-1811 and certain derivatives thereof (the “Licensed Products”). Gilead paid the Company a one-time, non-refundable upfront payment of $85.0 million in October 2020. The Company continued to develop GS-1811 during the initial development term, which included conducting activities defined within the agreement to advance GS-1811 through the clearance of an investigational new drug application (“IND”), which occurred in June 2021, after which the program transitioned to Gilead.
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
In June 2021, the Company received clearance of the IND for GS-1811 from the U.S. Food and Drug Administration (“FDA”) and achieved a $25.0 million milestone under the Gilead License Agreement.
Termination
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
Identification of Promises and Performance Obligations
The Company determined that the Gilead License Agreement contains the following promises: (i) delivery of a worldwide and exclusive license to develop, manufacture and commercialize GS-1811 (the “GS-1811 License”), (ii) provision of certain research transition activities, specifically outlined within the Gilead License Agreement, related to the advancement of GS-1811 through the clearance of an IND application and transition of the GS-1811 program to Gilead (the “Research and Transition Services”), (iii) appointment of an individual to act as an alliance manager and primary point of contact for Gilead, (iv) appointment of individuals to participate on the Joint Steering Committee (“JSC”), and (v) optional assistance by Jounce after completion of Research and Transition Services upon the request of Gilead.
The Company assessed the above promises and concluded that each of the GS-1811 License and Research and Transition Services is capable of being distinct and distinct within the context of the Gilead License Agreement. Based upon this evaluation, the Company concluded that its promise to deliver the GS-1811 License and promise to perform Research and Transition Services represent separate performance obligations in the Gilead License Agreement.
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

The Company also evaluated as possible variable consideration the milestones and royalties discussed above. With respect to clinical development and regulatory milestones, based upon the high degree of uncertainty and risk associated with these potential payments, the Company concluded that all such amounts should be fully constrained and are not included in the initial transaction price. As part of the evaluation of the constraint the Company considered certain factors, including that receipt of such milestones is outside the control of the Company and the probability of success criteria is estimated. Each of these variable consideration items was evaluated under the most-likely amount method. As for royalties and sales milestones, the Company determined that the royalties and milestones relate solely to the GS-1811 License, which is a license of intellectual property (“IP”). Accordingly, the Company did not include any potential royalty or sales milestone amounts in the initial transaction price, and the Company will not recognize revenue related to these royalties and sales milestones until the associated sales occur and relevant thresholds are met. The Company will re-evaluate the transaction price in each reporting period as uncertain events are resolved or as other changes in circumstances occur, and if necessary, will adjust its estimate of the transaction price to include milestones as they become probable of occurrence.

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
Allocation of Transaction Price to Performance Obligations
The Company allocated the transaction price to each performance obligation on a relative estimated standalone selling price basis. The Company developed the estimated standalone selling price for the GS-1811 License based on the present value of expected future cash flows associated with the license and related clinical development and regulatory milestones. In developing such estimate, the Company applied judgement in determining the timing needed to develop the Licensed Product, the probability of success, and the discount rate. The Company developed the estimated standalone selling price for the Research and Transition Services obligation based on the nature of the services to be performed and the Company’s best estimate of the length of time required to perform the services necessary to achieve clearance of an IND application for the GS-1811 program.
Based on the above considerations, $60.8 million of the initial transaction price was allocated to the GS-1811 License performance obligation and $3.5 million was allocated to the Research and Transition Services performance obligation.
Recognition of Revenue
The Company determined that the GS-1811 License is a functional license as the underlying IP has significant standalone functionality. In addition, the Company determined that the GS-1811 License represents a right to use certain of the Company’s IP as it exists at a point in time. Finally, the Company determined that October 16, 2020 represents (i) the date at which the Company made available the IP to Gilead and (ii) the beginning of the period during which Gilead is able to use and benefit from its right to use the IP. Based upon these considerations, the Company recognized the entirety of the initial transaction price allocated to the GS-1811 License performance obligation during the year ended December 31, 2020.
Further, the Company determined the input method under ASC 606 is the most appropriate method of revenue recognition for the Research and Transition Services performance obligation. The method of measuring progress towards delivery of the services incorporated actual internal and external costs incurred, relative to total internal and external costs expected to be incurred to satisfy the performance obligation. The period over which total costs were estimated reflected the Company’s best estimate of the period over which it would perform the research and transition services to achieve clearance of an IND application of the GS-1811 program and transition the program to Gilead.

During the year ended December 31, 2021, the Company recognized $26.9 million of license and collaboration revenue under the Gilead License Agreement, $25.0 million of which related to the achievement of a clinical development and regulatory milestone for FDA clearance of the IND for GS-1811 and $1.9 million of which related to the completion of research and transition services. During the year ended December 31, 2020, the Company recognized $62.3 million of license and collaboration revenue, $60.8 million of which related to the GS-1811 License performance obligation and $1.6 million related to the performance of research and transition services.
The following table presents changes in the Company’s contract liabilities related to the Gilead License Agreement during the year ended December 31, 2021 (in thousands):

	January 1, 2021	Additions	Reductions	December 31, 2021
Contract liabilities:
Deferred revenue — related party	$1,931	$—	$(1,931)	$—
Total	$1,931	$—	$(1,931)	$—
The reductions to deferred revenue - related party during the year ended December 31, 2021 were comprised of revenue recognized for research and transition services performed during the period.
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
Assets measured at fair value on a recurring basis as of December 31, 2021 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$95,529	$95,529	$—	$—
Investments:
Corporate debt securities	86,470	—	86,470	—
U.S. Treasuries	30,271	30,271	—	—
Government agency securities	7,953	—	7,953	—
Totals	$220,223	$125,800	$94,423	$—
Assets measured at fair value on a recurring basis as of December 31, 2020 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$147,492	$147,492	$—	$—
Investments:
Corporate debt securities	63,691	—	63,691	—
Government agency securities	2,005	—	2,005	—
Totals	$213,188	$147,492	$65,696	$—
There were no changes in valuation techniques during the years ended December 31, 2021 or 2020. There were no liabilities measured at fair value on a recurring basis as of December 31, 2021 or 2020.

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
Cash equivalents, short-term investments and long-term investments as of December 31, 2021 were comprised as follows (in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$95,529	$—	$—	$95,529
Corporate debt securities	69,316	—	(34)	69,282
U.S. Treasuries	13,777	—	(22)	13,755
Total cash equivalents and short-term investments	178,622	—	(56)	178,566
Long-term investments:
Corporate debt securities	17,276	—	(88)	17,188
U.S. Treasuries	16,580	—	(64)	16,516
Government agency securities	7,983	—	(30)	7,953
Total long-term investments	41,839	—	(182)	41,657
Total cash equivalents and investments	$220,461	$—	$(238)	$220,223
Cash equivalents, short-term investments and long-term investments as of December 31, 2020 were comprised as follows (in thousands):

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$147,492	$—	$—	$147,492
Corporate debt securities	56,985	9	(13)	56,981
Government agency securities	2,001	4	—	2,005
Total cash equivalents and short-term investments	206,478	13	(13)	206,478
Long-term investments:
Corporate debt securities	6,727	—	(17)	6,710
Total long-term investments	6,727	—	(17)	6,710
Total cash equivalents and investments	$213,205	$13	$(30)	$213,188
As of December 31, 2021 and 2020, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $86.7 million and $28.3 million, respectively. As of December 31, 2021, the aggregate fair value of securities that were in an unrealized loss position for more than twelve months was $4.8 million. There were no securities that were in an unrealized loss position for more than twelve months as of December 31, 2020. As of December 31, 2021, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of December 31, 2021.
There were no realized gains and losses on available-for-sale securities during the year ended December 31, 2021 and 2020.

6.     Restricted Cash
As of both December 31, 2021 and 2020, the Company maintained non-current restricted cash of $1.3 million. This amount is included within “Other non-current assets” in the accompanying consolidated balance sheets and is comprised solely of a security deposit required pursuant to the lease for the Company’s corporate headquarters.
The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$147,493	$95,529	$53,241	$147,493
Restricted cash	1,270	1,270	1,270	1,270
Cash, cash equivalents and restricted cash	$148,763	$96,799	$54,511	$148,763
7.     Property and Equipment, Net
Property and equipment, net as of December 31, 2021 and 2020 was comprised as follows (in thousands):

	Estimated Useful Life (in Years)	December 31,
		2021	2020
Laboratory equipment	5	$11,616	$11,408
Furniture and office equipment	4	1,086	1,071
Computer equipment	3	1,641	1,528
Leasehold improvements	Shorter of useful life or remaining lease term	8,609	8,572
Total property and equipment, gross		22,952	22,579
Less: accumulated depreciation		(18,070)	(15,243)
Total property and equipment, net		$4,882	$7,336
Depreciation expense for the years ended December 31, 2021 and 2020 was $2.8 million and $3.4 million, respectively.
8.     Accrued Expenses
Accrued expenses as of December 31, 2021 and 2020 were comprised as follows (in thousands):

	December 31,
	2021	2020
Employee compensation and benefits	$6,844	$6,825
External research and professional services	6,252	4,855
Lab consumables and other	371	364
Total accrued expenses	$13,467	$12,044
9.   Common Stock and Preferred Stock
Common Stock
The Company is authorized to issue 160,000,000 shares of common stock. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors.
On December 17, 2019, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) pursuant to which the Company could offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at the market” offering program (the “2019 ATM Offering”). The Sales Agreement provided that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. During the first quarter of 2021, the Company sold an aggregate of 3,156,200 shares at an average price of $9.87 per share for net proceeds of $30.2 million, which completed the sale of all available amounts under the 2019 ATM Offering.

In addition, during the first quarter of 2021, the Company completed a follow-on public offering of its common stock, selling an aggregate of 5,750,000 shares of common stock at a public offering price of $11.25 per share for net proceeds of $60.6 million, after deducting underwriting discounts and commissions and offering fees.
On November 4, 2021, the Company entered into a new Sales Agreement with Cowen (the “2021 Sales Agreement”), pursuant to which the Company may offer and sell shares of our common stock with an aggregate offering price of up to $75.0 million under an ATM offering program (the “2021 ATM Offering”). The 2021 Sales Agreement provides that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the 2021 ATM Offering. No sales were made under the 2021 ATM Offering during the year ended December 31, 2021.
Preferred Stock
The Company is authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of December 31, 2021, no shares of preferred stock were issued or outstanding.
Shares Reserved for Future Issuance
As of December 31, 2021 and 2020, the Company had reserved for future issuance the following number of shares of common stock (in thousands):

	December 31,
	2021	2020
Shares reserved for vesting of restricted stock units	833	588
Shares reserved for exercises of outstanding stock options	7,629	6,586
Shares reserved for future issuances under the 2017 Stock Option and Incentive Plan	1,258	1,284
Total shares reserved for future issuance	9,720	8,458
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
As of December 31, 2021, there were 1,258,296 shares available for future issuance under the 2017 Plan.

Inducement Stock Options
The Company may grant, upon approval by the compensation committee of the board of directors, awards, including options to purchase shares of common stock, as an inducement to employment in accordance with Nasdaq Listing Rule 5635(c)(4). The securities are issued pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, relating to transactions by an issuer not involving any public offering. These options are subject to substantially the same terms as options issued pursuant to the 2017 Plan. During the second quarter of 2021, the Company granted an option to purchase 225,000 shares of common stock as an inducement award.
2017 Employee Stock Purchase Plan
In January 2017, the board of directors adopted and the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which became effective upon the closing of the Company’s IPO. The Company initially reserved 302,000 shares of common stock for future issuance under the 2017 ESPP. The 2017 ESPP also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 ESPP on January 1, 2018 and each January 1st thereafter through January 1, 2027. The number of shares added each year will be equal to the lesser of (i) 1% of the outstanding shares on the immediately preceding December 31st, (ii) 603,000 shares or (iii) such amount as determined by the Compensation Committee of the Board of Directors. Effective January 1, 2020 and 2021, 337,381 and 417,290 additional shares, respectively, were automatically added to the shares authorized for issuance under the 2017 ESPP. No offering periods under the 2017 ESPP had been initiated as of December 31, 2021.
Stock-based Compensation Expense
Total stock-based compensation expense recognized in the consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2021 and 2020 was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$5,560	$4,242
General and administrative	5,917	5,529
Total stock-based compensation expense	$11,477	$9,771
RSU Activity
The Company has also granted RSUs to its employees under the 2017 Plan. The following table summarizes RSU activity for the year ended December 31, 2021 (in thousands, except per share amounts):

	RSUs	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2020	588	$5.82
Issued	562	$11.17
Vested	(227)	$5.62
Cancelled	(90)	$9.15
Unvested as of December 31, 2021	833	$9.13
The aggregate fair value of RSUs vested during the year ended December 31, 2021, based upon the fair values of the stock underlying the RSUs on the day of vesting, was $1.5 million. The aggregate fair value of RSUs vested during the year ended December 31, 2020, based upon the fair values of the stock underlying the RSUs on the day of vesting, was $1.5 million.
As of December 31, 2021, there was unrecognized stock-based compensation expense related to unvested RSUs of $4.7 million, which the Company expects to recognize over a weighted-average period of approximately 1.5 years.

Stock Option Activity
The fair value of stock options granted to employees and directors during the years ended December 31, 2021 and 2020 was calculated on the date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.8%	1.2%
Expected dividend yield	—%	—%
Expected term (in years)	6.0	6.0
Expected volatility	81.9%	72.3%
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted to employees and directors during the years ended December 31, 2021 and 2020 was $7.05 and $4.25 per share, respectively.
The following table summarizes changes in stock option activity during the year ended December 31, 2021 (in thousands, except per share amounts):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	6,586	$8.30	6.5	$13,110
Granted	1,867	$10.19
Exercised	(403)	$3.15
Cancelled	(421)	$11.35
Outstanding at December 31, 2021	7,629	$8.87	6.4	$16,881
Exercisable at December 31, 2021	5,165	$8.91	5.3	$13,944
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021 and 2020 was $3.0 million and $0.5 million, respectively.
As of December 31, 2021, there was unrecognized stock-based compensation expense related to unvested stock options of $12.5 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.
11.   Income Taxes
The provision for income taxes for the years ended December 31, 2021 and 2020 was comprised as follows (in thousands):

	Year Ended December 31,
	2021	2020
Current taxes:
Federal	$—	$—
State	15	14
Total current taxes	15	14
Deferred taxes:
Federal	—	—
State	—	—
Total deferred taxes	—	—
Total provision for income taxes	$15	$14

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2021	2020
Income tax computed at federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	6.9%	4.2%
Tax credit carryforwards	3.5%	7.8%
Permanent items	(0.7)%	(12.4)%
Change in valuation allowance	(30.7)%	(20.4)%
Other	—%	(0.2)%
Effective tax rate	—%	—%
The principal components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 were comprised as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$45,590	$22,717
Tax credit carryforwards	25,327	21,387
Deferred revenue	—	528
Operating lease liability	3,739	4,614
Intangibles	960	785
Accrued expenses and other	1,843	1,838
Unrealized loss on available-for-sale securities	17	17
Depreciation	583	314
Stock-based compensation	5,207	4,031
Total deferred tax assets	83,266	56,231
Less: valuation allowance	(80,022)	(52,172)
Net deferred tax assets	3,244	4,059
Deferred tax liabilities:
Operating lease right-of-use asset	(3,244)	(4,059)
Total deferred tax liabilities	(3,244)	(4,059)
Net deferred taxes	$—	$—
As of December 31, 2021, the Company had federal and state net operating loss (“NOL”) carryforwards of $166.1 million and $169.3 million, respectively. Federal NOLs generated through the year ended December 31, 2017 expire at various dates from 2032 through 2037, and federal NOLs generated in years beginning after December 31, 2017 may be carried forward indefinitely. State NOLs expire at various dates from 2035 through 2038. As of December 31, 2021, the Company had federal research and development tax credit carryforwards of $19.2 million which expire at various dates from 2032 through 2041. In addition, as of December 31, 2021, the Company had state research and development and investment tax credit carryforwards of $7.6 million and $0.1 million, respectively. The state research and development tax credit carryforwards expire at various dates from 2029 through 2036 and the state investment tax credit carryforwards expire at various dates from 2022 through 2024.
Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which primarily pertain to NOL carryforwards, tax credit carryforwards, the Company’s operating lease liability and stock-based compensation. Management has determined that it is more likely than not that the Company will not realize the benefits of its deferred tax assets, and as a result, a valuation allowance of $80.0 million has been established at December 31, 2021. The increase in the valuation allowance of $27.8 million during the year ended December 31, 2021 was primarily due to increased net loss during the year ended December 31, 2021 driven by increased operating expenses and reduced revenue recognition under the Gilead License Agreement as compared to the year ended December 31, 2020.

NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the IRC. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the Company’s value immediately prior to the ownership change. An IRC Section 382 study, completed in August 2016, identified three previous ownership changes for purposes of IRC Section 382. As a result of these ownership changes, the Company’s NOL and tax credit carryforwards allocable to the periods preceding each such ownership change are subject to limitations under IRC Section 382. No additional ownership changes were identified in a study completed in November 2021. Subsequent ownership changes may further affect the limitation in future years.
The Company had no unrecognized tax benefits as of either December 31, 2021 or 2020. During the year ended December 31, 2017, the Company completed a study of its research and development credit carryforwards generated during the years ended December 31, 2016 and 2015. The Company has not conducted a study of its research and development credit carryforwards generated during any subsequent years. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credit carryforwards, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated statements of operations and comprehensive loss if an adjustment were required.
Interest and penalty charges, if any, related to income taxes would be classified as a component of the provision for income taxes in the consolidated statements of operations and comprehensive loss. As of December 31, 2021, the Company has not incurred any material interest or penalty charges.
The Company files income tax returns in the United States federal tax jurisdiction and the Massachusetts state tax jurisdiction. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authorities for all tax years in which a loss carryforward is available.
12.   Related-party Transactions
In August 2020, the Company entered into the Gilead License Agreement and Stock Purchase Agreement under which it received a non-refundable upfront payment of $85.0 million and cash consideration of $35.0 million for Gilead’s purchase of 5,539,727 shares of the Company’s common stock. During the year ended December 31, 2021, the Company recognized $26.9 million in revenue under the Gilead License Agreement and recorded less than $0.1 million of reimbursement expenses due from Gilead within prepaid expenses and other current assets in the accompanying consolidated balance sheets. During the year ended December 31, 2020, the Company recognized $62.3 million in revenue under these arrangements and recorded deferred revenue of $1.9 million in the accompanying consolidated balance sheets. As of December 31, 2020, the Company had recorded $0.1 million of reimbursement expenses due from Gilead within prepaid expenses and other current assets in the accompanying consolidated balance sheets.
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

Accounting under ASC 842
As a result of the adoption of ASC 842 on January 1, 2019, the Company recorded a right-of-use asset and a corresponding lease liability on the consolidated balance sheets as of December 31, 2021 and 2020. As there is no rate implicit in the Corporate Headquarters Lease, the Company estimated its incremental borrowing rate based upon a synthetic credit rating and yield curve analysis. Based upon this analysis, the Company calculated a discount rate of 8.0% for the Corporate Headquarters Lease.
As of December 31, 2021, the future minimum lease payments due under the operating lease for the Company’s corporate headquarters are as follows (in thousands):

Amount
2022	$4,657
2023	4,789
2024	4,925
2025	1,249
Total remaining minimum rental payments	15,620
Less: effect of discounting	(1,932)
Total lease liability	$13,688
The Company recorded operating lease expense for the Corporate Headquarters Lease of $4.3 million for the year ended December 31, 2021 and $4.2 million for the year ended December 31, 2020. As of December 31, 2021, the remaining lease term of the Corporate Headquarters Lease was 3.3 years. The Company presents changes in its right-of-use asset and lease liability on a combined net basis within “Other liabilities” in the consolidated statements of cash flows.
License and Collaboration Agreements
The Company has entered into various license agreements for certain technology. The Company could be required to make aggregate technical, clinical development and regulatory milestone payments of up to $7.9 million and low single-digit royalty payments based on a percentage of net sales of licensed products. As of December 31, 2021, the Company had made $1.0 million in aggregate milestone payments under these license agreements. The Company may cancel these agreements at any time by providing 30 to 90 days’ notice to the licensors, and all payments not previously due would no longer be owed.
The Company has also entered into collaboration agreements with various third parties for research services and access to proprietary technology platforms. Under these collaboration agreements, the Company could be required to make aggregate technical, clinical development and regulatory milestones payments ranging from $12.5 million to $12.9 million per product candidate and low single-digit royalty payments based on a percentage of net sales on a product-by-product basis. As of December 31, 2021, the Company had made $1.8 million in aggregate milestone payments under these collaboration agreements.
14.   401(k) Savings Plan
The Company has a defined-contribution savings plan under Section 401(k) of the IRC (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Beginning on January 1, 2018, the Company matches 50% of an employee’s 401(k) contributions up to a maximum of 6% of the participant’s salary, subject to employer match limitations under the IRC. As such, the Company made $0.7 million and $0.6 million in contributions to the 401(k) Plan for the years ended December 31, 2021 and 2020, respectively.

15.   Net Loss per Share
The following weighted-average amounts were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Year Ended December 31,
	2021	2020
Outstanding stock options	7,388	6,594
Unvested RSUs	791	660
Total	8,179	7,254

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1
Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-37998) filed March 8, 2018)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K (File No. 001-37998) filed March 8, 2018)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-215372) filed December 30, 2016)
4.2	Description of Securities (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K (File No. 001-37998) filed February 27, 2020)
10.1#
Jounce Therapeutics, Inc. 2017 Stock Option and Grant Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-215372) filed January 17, 2017)

10.2#
Form of Restricted Stock Unit Award Agreement under 2017 Stock Option and Incentive Plan (for employees) (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37998) filed August 9, 2018)

10.3#
Form of Non-Qualified Stock Option Agreement Inducement Grant for Employees (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37998) filed August 5, 2021)

10.4#
Jounce Therapeutics, Inc. 2013 Stock Option and Grant Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K (File No. 001-37998) filed March 8, 2018)

10.5#
Jounce Therapeutics, Inc. 2017 Employee Stock Purchase Plan, As Amended (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37998) filed November 13, 2017)

10.6*#	Amended and Restated Non-Employee Director Compensation Policy
10.7#
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

10.10#
Employment Agreement between Hugh Cole and the Registrant, dated August 14, 2017 (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K (File No. 001-37998) filed March 8, 2018)

10.11#	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-215372) filed December 30, 2016)
10.12#	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-215372) filed January 17, 2017)
10.13#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-215372) filed January 17, 2017)
10.14
Lease Agreement between ARE-770/784/790 Memorial Drive, LLC and the Registrant, dated November 1, 2016 (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (File No. 333-215372) filed December 30, 2016)

10.15†
Amended and Restated Exclusive License Agreement between Sloan Kettering Institute for Cancer Research, Memorial Sloan Kettering Cancer Center and Memorial Hospital for Cancer and the Registrant, dated September 28, 2015 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-215372) filed December 30, 2016)

10.16‡
License Agreement by and between the Registrant and Gilead Sciences, Inc., dated August 31, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37998) filed on November 6, 2020)

10.17‡
Stock Purchase Agreement by and between the Registrant and Gilead Sciences, Inc., dated August 31, 2020 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37998) filed on November 6, 2020)

10.18‡
Registration Rights Agreement by and between the Registrant and Gilead Sciences, Inc., dated August 31, 2020 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37998) filed on November 6, 2020)

10.19
Sales Agreement, dated of November 4, 2021 by and between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K (File No. 001-37998) filed November 4, 2021)

21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

*	Filed herewith
+	Furnished herewith
#	Indicates a management contract or any compensatory plan, contract or arrangement
†	Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended
‡	Portions of this Exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOUNCE THERAPEUTICS, INC.

Date: March 2, 2022	By:	/s/ Richard Murray
Richard Murray, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Murray	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2022
Richard Murray, Ph.D.

/s/ Kim C. Drapkin	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2022
Kim C. Drapkin

/s/ Perry A. Karsen	Chairman of the Board of Directors	March 2, 2022
Perry A. Karsen

/s/ Luis A. Diaz, Jr.	Director	March 2, 2022
Luis A. Diaz, Jr., M.D.

/s/ Barbara Duncan	Director	March 2, 2022
Barbara Duncan

/s/ J. Duncan Higgons	Director	March 2, 2022
J. Duncan Higgons

/s/ Robert Iannone	Director	March 2, 2022
Robert Iannone, M.D., M.S.C.E.

/s/ Robert Kamen	Director	March 2, 2022
Robert Kamen, Ph.D.

/s/ Jigar Raythatha	Director	March 2, 2022
Jigar Raythatha

/s/ Luisa Salter-Cid	Director	March 2, 2022
Luisa Salter-Cid, Ph.D.