Form 10-Q
period 2022-03-31
Jounce Therapeutics, Inc.
filed 2022-05-05
CIK 1640455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

    As of May 2, 2022, there were 51,674,336 shares of common stock, $0.001 par value per share, outstanding.

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
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

•the impact of laws and regulations.
There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. You should also read carefully the factors described in the sections “Summary of Risks Factors” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.
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

Item 1. Financial Statements

Jounce Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except par value amounts)

d

	March 31,	December 31,
	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$60,412	$95,529
Short-term investments	95,006	83,037
Prepaid expenses and other current assets	9,418	12,261
Total current assets	164,836	190,827
Property and equipment, net	4,449	4,882
Long-term investments	30,977	41,657
Operating lease right-of-use asset	11,083	11,877
Other non-current assets	3,326	3,453
Total assets	$214,671	$252,696
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,903	$1,674
Accrued expenses	10,962	13,467
Operating lease liability, current	3,802	3,695
Other current liabilities	35	62
Total current liabilities	16,702	18,898
Operating lease liability, net of current portion	9,006	9,993
Total liabilities	25,708	28,891
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued or outstanding at March 31, 2022 or December 31, 2021	—	—
Common stock, $0.001 par value: 160,000 shares authorized at March 31, 2022 and December 31, 2021; 51,674 and 51,265 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	51	51
Additional paid-in capital	469,053	465,865
Accumulated other comprehensive income	(901)	(238)
Accumulated deficit	(279,240)	(241,873)
Total stockholders’ equity	188,963	223,805
Total liabilities and stockholders’ equity	$214,671	$252,696
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue:
License and collaboration revenue—related party	$—	$1,539
Operating expenses:
Research and development	30,115	20,507
General and administrative	7,347	7,615
Total operating expenses	37,462	28,122
Operating loss	(37,462)	(26,583)
Other income, net	96	49
Loss before provision for income taxes	(37,366)	(26,534)
Provision for income taxes	1	1
Net loss	$(37,367)	$(26,535)
Net loss per share, basic and diluted	$(0.72)	$(0.58)
Weighted-average common shares outstanding, basic and diluted	51,638	45,962
Comprehensive loss:
Net loss	$(37,367)	$(26,535)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(663)	(8)
Comprehensive loss	$(38,030)	$(26,543)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	51,265	$51	$465,865	$(238)	$(241,873)	$223,805
Exercises of common stock options	64	—	359	—	—	359
Vesting of restricted stock units	345	—	—	—	—	—
Stock-based compensation expense	—	—	2,829	—	—	2,829
Other comprehensive loss	—	—	—	(663)	—	(663)
Net loss	—	—	—	—	(37,367)	(37,367)
Balance at March 31, 2022	51,674	$51	$469,053	$(901)	$(279,240)	$188,963

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	41,729	$42	$362,270	$(17)	$(151,001)	$211,294
Issuance of common stock from at the market offering, net of issuance costs	3,156	3	30,218	—	—	30,221
Issuance of common stock from follow-on public offering, net of issuance costs	5,750	6	60,632	—	—	60,638
Exercise of common stock options	342	—	1,019	—	—	1,019
Vesting of restricted stock units	223	—	—	—	—	—
Stock-based compensation expense	—	—	2,825	—	—	2,825
Other comprehensive loss	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(26,535)	(26,535)
Balance at March 31, 2021	51,200	$51	$456,964	$(25)	$(177,536)	$279,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(37,367)	$(26,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,829	2,825
Depreciation expense	590	785
Net amortization of premiums and discounts on investments	301	139
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,793	(4,573)
Other non-current assets	127	466
Accounts payable	179	(518)
Accrued expenses and other current liabilities	(2,532)	(4,575)
Deferred revenue—related party	—	(1,539)
Other liabilities	(86)	(27)
Net cash used in operating activities	(33,166)	(33,552)
Investing activities:
Purchases of investments	(24,928)	(21,265)
Proceeds from maturities of investments	22,675	11,800
Purchases of property and equipment	(107)	(158)
Net cash used in investing activities	(2,360)	(9,623)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	90,985
Proceeds from exercise of stock options	409	970
Net cash provided by financing activities	409	91,955
Net (decrease) increase in cash, cash equivalents and restricted cash	(35,117)	48,780
Cash, cash equivalents and restricted cash, beginning of period	96,799	148,763
Cash, cash equivalents and restricted cash, end of period	$61,682	$197,543
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$50	$—
Issuance costs in accounts payable and accrued expenses	$—	$163
Stock option exercise receivables in prepaid expenses and other current assets	$—	$49
Supplemental cash flow information:
Cash paid for lease liabilities	$1,159	$1,492
Cash paid for income taxes	$8	$8

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
As of March 31, 2022, the Company had cash, cash equivalents and investments of $186.4 million. The Company expects that its existing cash, cash equivalents and investments will enable it to fund its expected operating expenses and capital expenditure requirements for at least 12 months from May 5, 2022, the filing date of this Quarterly Report on Form 10-Q. The Company expects to finance its future cash needs through a combination of equity or debt financings, collaborations, licensing arrangements and strategic alliances.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of March 31, 2022 and December 31, 2021, and for the three months ended March 31, 2022 and 2021, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 2, 2022 (the “Annual Report on Form 10-K”).
The information presented in the condensed consolidated financial statements and related notes as of March 31, 2022, and for the three months ended March 31, 2022 and 2021, is unaudited. The December 31, 2021 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
Interim results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Jounce Therapeutics, Inc. and its wholly-owned subsidiary, Jounce Mass Securities, Inc. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2022.
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
3.     License and Collaboration Revenue
Gilead License Agreement
On August 31, 2020, the Company and Gilead entered into an exclusive license agreement (the “Gilead License Agreement”) to license the Company’s GS-1811, formerly JTX-1811, program to Gilead Sciences, Inc. (“Gilead”) which became effective on October 16, 2020. Concurrently with the license agreement, the Company and Gilead entered into a stock purchase agreement (the “Stock Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”, and together with the Gilead License Agreement and the Stock Purchase Agreement, the “Transaction Agreements”). Pursuant to the Gilead License Agreement, the Company granted to Gilead a worldwide and exclusive license to develop, manufacture and commercialize GS-1811 and certain derivatives thereof (the “Licensed Products”). Gilead paid the Company a one-time, non-refundable upfront payment of $85.0 million in October 2020. The Company continued to develop GS-1811 during the initial development term, which included conducting activities defined within the agreement to advance GS-1811 through the clearance of an investigational new drug application (“IND”), which occurred in June 2021, after which the program transitioned to Gilead.
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
In June 2021, the Company received clearance of the IND for GS-1811 from the U.S. Food and Drug Administration (“FDA”) and achieved a $25.0 million clinical and development milestone under the Gilead License Agreement.
Termination
Gilead may terminate the Gilead License Agreement for convenience, in its sole discretion, in its entirety or on a Licensed Product-by-Licensed Product or region-by-region basis, at any time with prior written notice to the Company. Unless terminated earlier in accordance with its terms, the Gilead License Agreement provides that it will expire (i) on a Licensed Product-by-Licensed Product (as defined in the Gilead License Agreement) and country-by-country basis on the date of the expiration of the royalty term with respect to such Licensed Product in such country and (ii) in its entirety upon the expiration of all applicable royalty terms with respect to the Licensed Products in all countries, following which the applicable licenses under the Gilead License Agreement will become fully paid-up, perpetual, irrevocable and royalty-free.
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

Identification of Promises and Performance Obligations
The Company assessed the promises under the Gilead License Agreement and concluded that the (i) delivery of a worldwide and exclusive license to develop, manufacture and commercialize GS-1811 (the “GS-1811 License”) and (ii) provision of certain research transition activities, specifically outlined within the Gilead License Agreement, related to the advancement of GS-1811 through the clearance of an IND application and transition of the GS-1811 program to Gilead (the “Research and Transition Services”) are capable of being distinct and distinct within the context of the Gilead License Agreement. Based upon this evaluation, the Company concluded that its promise to deliver the GS-1811 License and promise to perform Research and Transition Services represent separate performance obligations in the Gilead License Agreement.
Determination of Transaction Price
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
Based on the above considerations, $3.5 million of the initial transaction price was allocated to the Research and Transition Services performance obligation.
Recognition of Revenue
The Company determined that the GS-1811 License is a functional license as the underlying IP has significant standalone functionality. In addition, the Company determined that October 16, 2020 represents (i) the date at which the Company made available the IP to Gilead and (ii) the beginning of the period during which Gilead is able to use and benefit from its right to use the IP. Based upon these considerations, the Company recognized the entirety of the initial transaction price allocated to the GS-1811 License performance obligation during the year ended December 31, 2020.
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
No revenue was recognized under the contract during the three months ended March 31, 2022 as all remaining performance obligations were satisfied during the year ended December 31, 2021. The Company recognized $1.5 million in revenue during the three months ended March 31, 2021 related to the performance of Research and Transition Services.

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
Assets measured at fair value on a recurring basis as of March 31, 2022 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$60,412	$60,412	$—	$—
Investments:
Corporate debt securities	63,345	—	63,345	—
U.S. Treasuries	54,820	54,820	—	—
Government agency securities	7,818	—	7,818	—
Totals	$186,395	$115,232	$71,163	$—
Assets measured at fair value on a recurring basis as of December 31, 2021 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$95,529	$95,529	$—	$—
Investments:
Corporate debt securities	86,470	—	86,470	—
U.S. Treasuries	30,271	30,271	—	—
Government agency securities	7,953	—	7,953	—
Totals	$220,223	$125,800	$94,423	$—
There were no changes in valuation techniques during the three months ended March 31, 2022 or during the year ended December 31, 2021. There were no liabilities measured at fair value on a recurring basis as of March 31, 2022 or December 31, 2021.
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

Cash equivalents, short-term investments and long-term investments as of March 31, 2022 were comprised as follows (in thousands):

	March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$60,412	$—	$—	$60,412
Corporate debt securities	54,127	2	(164)	53,965
U.S. Treasuries	41,162	2	(123)	41,041
Total cash equivalents and short-term investments	155,701	4	(287)	155,418
Long-term investments:
Corporate debt securities	9,551	—	(171)	9,380
U.S. Treasuries	14,070	—	(291)	13,779
Government agency securities	7,974	—	(156)	7,818
Total long-term investments	31,595	—	(618)	30,977
Total cash equivalents and investments	$187,296	$4	$(905)	$186,395
Cash equivalents, short-term investments and long-term investments as of December 31, 2021 were comprised as follows (in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$95,529	$—	$—	$95,529
Corporate debt securities	69,316	—	(34)	69,282
U.S. Treasuries	13,777	—	(22)	13,755
Total cash equivalents and short-term investments	178,622	—	(56)	178,566
Long-term investments:
Corporate debt securities	17,276	—	(88)	17,188
U.S. Treasuries	16,580	—	(64)	16,516
Government agency securities	7,983	—	(30)	7,953
Total long-term investments	41,839	—	(182)	41,657
Total cash equivalents and investments	$220,461	$—	$(238)	$220,223
As of March 31, 2022 and December 31, 2021, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $86.0 million and $86.7 million, respectively. As of March 31, 2022, there were no securities that were in an unrealized loss position for more than twelve months. As of December 31, 2021, the aggregate fair value of securities that were in an unrealized loss position for more than twelve months was $4.8 million. As of March 31, 2022, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of March 31, 2022.
There were no realized gains or losses on available-for-sale securities during the three months ended March 31, 2022 and 2021.
6.     Restricted Cash
As of both March 31, 2022 and December 31, 2021, the Company maintained non-current restricted cash of $1.3 million. This amount is included within “Other non-current assets” in the accompanying condensed consolidated balance sheets and is comprised solely of a security deposit required pursuant to the lease for the Company’s corporate headquarters.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$95,529	$60,412	$147,493	$196,273
Restricted cash	1,270	1,270	1,270	1,270
Cash, cash equivalents and restricted cash	$96,799	$61,682	$148,763	$197,543
7.     Accrued Expenses
Accrued expenses as of March 31, 2022 and December 31, 2021 were comprised as follows (in thousands):

	March 31,	December 31,
	2022	2021
External research and professional services	$7,223	$6,252
Employee compensation and benefits	3,371	6,844
Lab consumables and other	368	371
Total accrued expenses	$10,962	$13,467
8.   Common Stock and Preferred Stock
Common Stock
The Company is authorized to issue 160,000,000 shares of common stock. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the board of directors.
On December 17, 2019, the Company entered into a Sales Agreement (the “2019 Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which the Company could offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at the market” (“ATM”) offering program (the “2019 ATM Offering”). The 2019 Sales Agreement provided that Cowen would be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the 2019 ATM Offering. During the first quarter of 2021, the Company sold an aggregate of 3,156,200 shares at an average price of $9.87 per share for net proceeds of $30.2 million, which completed the sale of all available amounts under the 2019 ATM Offering.
In addition, during the first quarter of 2021, the Company completed a follow-on public offering of its common stock, selling an aggregate of 5,750,000 shares of common stock at a public offering price of $11.25 per share for net proceeds of $60.6 million, after deducting underwriting discounts and commissions and offering fees.
On November 4, 2021, the Company entered into a new Sales Agreement with Cowen (the “2021 Sales Agreement”), pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $75.0 million under an ATM offering program (the “2021 ATM Offering”). The 2021 Sales Agreement provides that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the 2021 ATM Offering. No sales have been made under the 2021 ATM Offering.
Preferred Stock
The Company is authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of March 31, 2022, no shares of preferred stock were issued or outstanding.

Shares Reserved for Future Issuance
As of March 31, 2022 and December 31, 2021, the Company had reserved for future issuance the following number of shares of common stock (in thousands):

	March 31,	December 31,
	2022	2021
Shares reserved for vesting of restricted stock units	1,090	833
Shares reserved for exercises of outstanding stock options	8,738	7,629
Shares reserved for future issuance under the 2017 Stock Option and Incentive Plan	1,534	1,258
Total shares reserved for future issuance	11,362	9,720
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
The Company initially registered on Form S-8, 1,753,758 shares of common stock under the 2017 Plan, which was comprised of (i) 1,510,000 shares of common stock reserved for issuance under the 2017 Plan, plus (ii) 243,758 shares of common stock originally reserved for issuance under the 2013 Plan that became available for issuance under the 2017 Plan upon the completion of the Company’s IPO. The 2017 Plan also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 Plan on January 1, 2018 and each January 1st thereafter. The number of shares added each year will be equal to the lesser of (i) 4% of the outstanding shares on the immediately preceding December 31st or (ii) such amount as determined by the compensation committee of the board of directors. Effective January 1, 2021 and 2022, 1,669,162 and 2,050,601 additional shares, respectively, were automatically added to the shares authorized for issuance under the 2017 Plan.
As of March 31, 2022, there were 1,534,478 shares available for future issuance under the 2017 Plan.
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

Effective January 1, 2021 and 2022, 417,291 and 512,650 additional shares, respectively, were automatically added to the shares authorized for issuance under the 2017 ESPP. No offering periods under the 2017 ESPP had been initiated as of March 31, 2022.
Stock-based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$1,530	$1,215
General and administrative	1,299	1,610
Total stock-based compensation expense	$2,829	$2,825
RSU Activity
The Company has also granted RSUs to its employees under the 2017 Plan. The following table summarizes RSU activity for the three months ended March 31, 2022 (in thousands, except per share amounts):

	RSUs	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2021	833	$9.13
Issued	624	$7.55
Vested	(345)	$8.23
Cancelled	(22)	$8.46
Unvested as of March 31, 2022	1,090	$8.52
The aggregate fair value of RSUs that vested during the three months ended March 31, 2022, based upon the fair values of the stock underlying the RSUs on the day of vesting, was $2.6 million. The aggregate fair value of RSUs that vested during the three months ended March 31, 2021, based upon the fair values of the stock underlying the RSUs on the day of vesting, was $1.5 million.
As of March 31, 2022, there was unrecognized stock-based compensation expense related to unvested RSUs of $8.2 million, which the Company expects to recognize over a weighted-average period of approximately 2.2 years.
Stock Option Activity
The fair value of stock options granted during the three months ended March 31, 2022 and 2021 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.7%	0.6%
Expected dividend yield	—%	—%
Expected term (in years)	6.1	6.1
Expected volatility	80.8%	81.6%
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended March 31, 2022 and 2021 was $5.26 and $8.24 per share, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2022 (in thousands, except per share amounts):

	Options	Weighted-Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	7,629	$8.87	6.4	$16,881
Granted	1,301	$7.56
Exercised	(64)	$5.60
Cancelled	(128)	$10.97
Outstanding at March 31, 2022	8,738	$8.67	6.7	$10,545
Exercisable at March 31, 2022	5,340	$8.98	5.2	$9,554
The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2022 and 2021 was $0.1 million and $2.8 million, respectively.
As of March 31, 2022, there was unrecognized stock-based compensation expense related to unvested stock options of $17.2 million, which the Company expects to recognize over a weighted-average period of approximately 2.8 years.
10.   Related-party Transactions
In August 2020, the Company entered into the Gilead License Agreement and Stock Purchase Agreement under which it received a non-refundable upfront payment of $85.0 million and cash consideration of $35.0 million for Gilead’s purchase of 5,539,727 shares of the Company’s common stock. As of March 31, 2022, the Company had no reimbursable expenses due from Gilead. As of March 31, 2021, the Company recognized $1.5 million in revenue under the Gilead License Agreement relating to the performance of Research and Transition Services and had no reimbursable expenses due from Gilead.
11.   Net Loss per Share
For purposes of the diluted net loss per share calculation, outstanding stock options and unvested RSUs are considered to be potentially dilutive securities, however the following weighted-average amounts were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Outstanding stock options	8,360	6,953
Unvested RSUs	905	680
Total	9,265	7,633

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021 that was filed with the United States Securities and Exchange Commission, or the SEC, on March 2, 2022. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data,” and in the sections entitled “Summary of Risk Factors” and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Our highest priority program, JTX-8064, is being developed for patients with either PD-(L)1-inhibitor resistant or PD-(L)1 inhibitor sensitive tumors. JTX-8064 is the first tumor-associated macrophage candidate to emerge from our Translational Science Platform. JTX-8064 is a monoclonal antibody that binds to Leukocyte Immunoglobulin Like Receptor B2, or LILRB2 (also known as ILT4), which is a cell surface receptor expressed on macrophages and other myeloid cells. Our INNATE clinical trial is a Phase 1/2 clinical trial of JTX-8064 as a monotherapy and in combination with our PD-1 inhibitor, pimivalimab, in patients with solid tumors. In 2021, we completed the Phase 1 dose-escalation portions of the INNATE trial for both monotherapy and combination therapy, and initiated enrollment in the phase 2 monotherapy and combination therapy portions. We selected 700 mg as our recommended phase 2 dose for further evaluation. JTX-8064 has been well-tolerated to date with no observed dose limiting toxicities. The INNATE trial is comprised of one monotherapy and seven combination indication-specific expansion cohorts and is designed to demonstrate proof-of-concept. Once proof-of-concept is established, we plan to move JTX-8064 rapidly into registrational trials on a cohort-by-cohort basis.
The expansion cohorts are studying tumor types in three groups of patients: (i) PD-(L)1 inhibitor experienced patients whose tumors progressed on or after treatment with a PD-(L)1 inhibitor (including non-small cell lung cancer, or NSCLC), (ii) PD-(L)1 inhibitor naïve patients whose tumors are historically resistant to PD-(L)1 inhibitors (including ovarian cancer), and (iii) PD-(L)1 inhibitor naïve patients whose tumors are historically more sensitive to PD-(L)1 inhibitors (including front line PD-L1 positive head and neck squamous cell carcinoma). Each Phase 2, proof-of-concept expansion cohort is designed as a Simon’s 2 stage. Once the first stage of a cohort meets prespecified response criteria to further expand, the second stage may open and the cohort will have the potential to enroll up to 29 patients per combination therapy cohort and 47 patients in the monotherapy cohort. Two of our Phase 2 combination cohorts have met prespecified criteria to continue expansion as of the filing date. We expect to report preliminary clinical data on all Phase 1 dose escalation patients and, based on current enrollment, at least 60 Phase 2 patients from INNATE in the second half of 2022. We also expect to report on the analysis of association of clinical data and a predefined set of potential predictive biomarkers.
Vopratelimab is a clinical-stage monoclonal antibody that binds to and activates the Inducible T cell CO-Stimulator, or ICOS, a protein on the surface of certain T cells commonly found in many solid tumors. We are currently enrolling patients in the SELECT trial, a randomized phase 2 proof-of-concept trial outside the United States evaluating two doses of vopratelimab in combination with pimivalimab compared to pimivalimab alone in biomarker-selected, second-line NSCLC patients. We identified patients for SELECT using TISvopra, an 18 gene signature that includes genes relevant to both CD8 and CD4 T cell biology. TISvopra has been optimized to predict for emergence of ICOS hi CD4 T cells in the peripheral blood, which have been associated with clinical benefit in patients treated with vopratelimab alone or in combination with nivolumab. The two doses under investigation have different patterns of pulsatile target engagement, which we believe may be important for an agonist antibody, and the data from SELECT is expected to enable us to choose one dose for further clinical development. We have enrolled the required number of patients for the final analysis. We expect to report complete clinical data from SELECT in the second half of 2022.

Pimivalimab is a clinical-stage anti-PD-1 monoclonal antibody that we are developing primarily for use in combination with our product candidates, as we believe that combination therapy has the potential to be a mainstay of cancer immunotherapy. We presented safety and preliminary efficacy data from our monotherapy Phase 1 clinical trial of pimivalimab in 2019. Based on the results of that clinical trial, we are using pimivalimab in combination with JTX-8064 in INNATE and vopratelimab in SELECT. Additional monotherapy data on pimivalimab will be presented in the second half of this year as part of the SELECT study.
GS-1811, formerly JTX-1811, is our fourth internally developed program to enter the clinic, and we have transitioned the program to Gilead Sciences, Inc., or Gilead. In August 2020, we entered into an agreement to exclusively license GS-1811 to Gilead. GS-1811 is a monoclonal antibody that is designed to selectively deplete T regulatory cells in the tumor microenvironment, or TME, by targeting a receptor called CCR8, which is preferentially expressed on intra-tumoral T regulatory cells. Pursuant to our exclusive license agreement with Gilead, or the Gilead License Agreement, we granted Gilead a worldwide license to develop, manufacture and commercialize GS-1811 and certain derivatives thereof, as well as backup antibodies defined within the agreement. Gilead initiated a clinical trial of GS-1811 in August 2021.
JTX-1484 is the most recent product candidate to emerge from our Translational Science Platform. JTX-1484 is a monoclonal antibody designed to block human Leukocyte Immunoglobulin Like Receptor B4, or LILRB4, on various myeloid cells which we believe may lead to reduced immune suppression and enhancement of T cell functionality. We are currently conducting investigational new drug application, or IND, enabling activities for JTX-1484, with the goal of submitting an IND in 2023.
With our biomarker-driven approach, we leverage our Translational Science Platform to interrogate cell types within the human TME and to identify and prioritize targets across a broad spectrum of immune and non-immune cell types. In addition, early in the development process, we use our Translational Science Platform to identify potential predictive biomarkers to enable us to enrich our clinical trials for patient populations that may be more likely to respond to a particular immunotherapy. Once clinical data is available for a product candidate, we then use a reverse translational approach to interrogate tumor and blood samples from patients with known outcomes. By using these reverse translational findings, we believe we are better able to design clinical trials and more efficiently develop cancer immunotherapies that potentially provide greater benefit to patients. We believe these biomarker results, coordinated to clinical response, will assist with determining the benefit of proceeding to the use of a companion diagnostic and/or complementary diagnostic for a given therapy.
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
Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, developing our Translational Science Platform and conducting research, preclinical studies and clinical trials. We do not have any products approved for sale. We are subject to a number of risks comparable to those of other similar companies, including dependence on key individuals; the need to develop commercially viable products; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of our products. We have funded our operations primarily through proceeds received from public offerings and private placements of our stock totaling $389.5 million and payments from collaboration and license agreements totaling $385.0 million.
Due to our significant research and development expenditures, we have accumulated substantial losses since our inception. As of March 31, 2022, we had an accumulated deficit of $279.2 million. We expect to incur substantial additional losses in the future as we continue to advance our programs.
The COVID-19 pandemic continues to cause disruption on a global scale and we actively monitor its impact on our business. As of May 5, 2022, we have not experienced a significant financial impact directly related to the COVID-19 pandemic but have experienced some disruptions to clinical operations and to our supply chain. As the pandemic continues, the extent of its effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time.

Financial Operations Overview
Revenue
For the three months ended March 31, 2022, we did not recognize any license or collaboration revenue. For the three months ended March 31, 2021, we recognized $1.5 million of license and collaboration revenue under the Gilead License Agreement for the performance of Research and Transition Services.
In the future, we may generate revenue from product sales, collaboration agreements, strategic alliances or licensing arrangements, including potential milestone payments and royalties under the Gilead License Agreement. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of license fees, milestones, reimbursement of costs incurred and other payments, if any, and product sales, to the extent any products are successfully commercialized. If we or third parties fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, could be materially adversely affected.
Operating Expenses
Research and Development Expenses
Research and development expenses represent costs incurred by us for the discovery, development and manufacture of our current and future product candidates and include: external research and development expenses incurred under arrangements with third parties, including contract research organizations, contract manufacturing organizations, academic and non-profit institutions and consultants; salaries and personnel-related costs, including non-cash stock-based compensation expense; license fees to acquire in-process technology; and other expenses, which include direct and allocated expenses for laboratory, facilities and other costs.
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
Due to the inherently unpredictable nature of preclinical and clinical development, we do not allocate all of our internal research and development expenses on a program-by-program basis as they primarily relate to personnel and lab consumables costs that are deployed across multiple programs under development. Our research and development expenses also include external costs, which we track on a program-by-program basis following a program’s nomination as a development candidate. We began incurring such external costs for vopratelimab in 2015, pimivalimab in 2016, JTX-8064 in 2017, GS-1811 in 2019 and JTX-1484 in 2021.
Included below are external research and development and external clinical and regulatory costs for JTX-8064, vopratelimab, pimivalimab, GS-1811, JTX-1484 and our pre-development candidates for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
JTX-8064	$7,972	$2,578
Pimivalimab	4,480	441
Vopratelimab	4,136	4,159
JTX-1484	122	—
GS-1811	—	1,842
Pre-development candidates	315	281
Total external research and development and clinical and regulatory costs	$17,025	$9,301
Research and development activities account for a significant portion of our operating expenses. As we continue to implement our business strategy, we expect our research and development expenses to increase over the next several years. We expect that these expenses will increase as we:
•continue our clinical development of JTX-8064, including our INNATE trial and in combination with pimivalimab;
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

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change
Revenue:
License and collaboration revenue—related party	$—	$1,539	$(1,539)
Operating expenses:
Research and development	30,115	20,507	9,608
General and administrative	7,347	7,615	(268)
Total operating expenses	37,462	28,122	9,340
Operating loss	(37,462)	(26,583)	(10,879)
Other income, net	96	49	47
Loss before provision for income taxes	(37,366)	(26,534)	(10,832)
Provision for income taxes	1	1	—
Net loss	$(37,367)	$(26,535)	$(10,832)
License and Collaboration Revenue
No license or collaboration revenue was recognized for the three months ended March 31, 2022. For the three months ended March 31, 2021, we recognized $1.5 million of license and collaboration revenue under the Gilead License Agreement for the performance of Research and Transition Services.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change
External research and development	$9,905	$3,580	$6,325
Employee compensation	9,577	7,833	1,744
External clinical and regulatory	7,120	5,721	1,399
Lab consumables	1,843	1,521	322
Facility costs	1,188	1,377	(189)
Other research	482	475	7
Total research and development expenses	$30,115	$20,507	$9,608
Research and development expenses increased by $9.6 million from $20.5 million for the three months ended March 31, 2021 to $30.1 million for the three months ended March 31, 2022. The increase in research and development expenses was primarily attributable to the following:
•$6.3 million of increased external research and development costs associated with manufacturing activities for our development programs, partially offset by reduced IND-enabling activities during the three months ended March 31, 2022;
•$1.7 million of increased employee compensation costs primarily attributable to increased headcount and stock-based compensation expense; and
•$1.4 million of increased external clinical and regulatory costs primarily attributable to increased costs for our INNATE clinical trial.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change
Employee compensation	$4,096	$4,246	$(150)
Professional services	1,006	1,211	(205)
Facility costs	969	1,082	(113)
Other	1,276	1,076	200
Total general and administrative expenses	$7,347	$7,615	$(268)
General and administrative expenses decreased by $0.3 million from $7.6 million for the three months ended March 31, 2021 to $7.3 million for the three months ended March 31, 2022. The decrease in general and administrative expenses was primarily due to decreased external consulting and stock-based compensation expense.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations primarily through proceeds received from public offerings of our common stock and private placements of our common stock or convertible preferred stock totaling $389.5 million and payments from collaboration and license agreements totaling $385.0 million. As of March 31, 2022, we had cash, cash equivalents and investments of $186.4 million.
On December 17, 2019, we entered into a Sales Agreement, or the 2019 Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we could offer and sell shares of our common stock with an aggregate offering price of up to $50.0 million under an “at the market,” or ATM, offering program, or 2019 ATM Offering. The 2019 Sales Agreement provided that Cowen would be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the 2019 ATM Offering. During the first quarter of 2021, we sold an aggregate of 3,156,200 shares at an average price of $9.87 per share for net proceeds of $30.2 million, which completed the sale of all available amounts under the 2019 ATM Offering.
In addition, during the first quarter of 2021, we completed a follow-on public offering of our common stock, selling an aggregate of 5,750,000 shares of common stock at a public offering price of $11.25 per share for net proceeds of $60.6 million, after deducting underwriting discounts and commissions and offering fees.
On November 4, 2021, we entered into a new Sales Agreement with Cowen, or the 2021 Sales Agreement, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $75.0 million under an ATM offering program, or 2021 ATM Offering. The 2021 Sales Agreement provides that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the 2021 ATM Offering. To date, no sales have been made under the 2021 ATM Offering.
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
Due to our significant research and development expenditures, we have generated substantial operating losses since inception. We have incurred an accumulated deficit of $279.2 million through March 31, 2022. We expect to incur substantial additional losses in the future as we continue to advance our programs. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through the third quarter of 2023. However, we have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our capital resources sooner than we expect. The timing and amount of our operating expenditures will depend largely on:
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

Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(33,166)	$(33,552)
Investing activities	(2,360)	(9,623)
Financing activities	409	91,955
Net (decrease) increase in cash, cash equivalents and restricted cash	$(35,117)	$48,780
Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2022 was $33.2 million, compared to net cash used in operating activities of $33.6 million for the three months ended March 31, 2021. Cash used in operating activities decreased by $0.4 million primarily due to decreased prepaid deposits and reduced payments on our accrued expenses associated with our development programs, offset by increased operating expenses during the three months ended March 31, 2022.
Cash Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 was $2.4 million, compared to net cash used in investing activities of $9.6 million for the three months ended March 31, 2021. Cash used in investing activities decreased by $7.3 million as our proceeds from maturities were primarily reinvested into short term investments during the three months ended March 31, 2022, as compared to investments exceeding maturities during the three months ended March 31, 2021.
Cash Provided by Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2022 was $0.4 million, compared to net cash provided by financing activities of $92.0 million for the three months ended March 31, 2021. Cash provided by financing activities decreased primarily due to proceeds of $90.8 million received from our follow-on public offering and 2019 ATM Offering completed during the three months ended March 31, 2021 while no proceeds were received from financing facilities during the three months ended March 31, 2022.
Critical Accounting Estimates
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
There were no material changes to our critical accounting estimates as reported in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 2, 2022.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, or the Exchange Act, and are not required to provide the information under this item.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition or future results.

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

JOUNCE THERAPEUTICS, INC.

Date: May 5, 2022	By:	/s/ Kim C. Drapkin
Kim C. Drapkin
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)