Form 10-Q
period 2022-06-30
Jounce Therapeutics, Inc.
filed 2022-08-04
CIK 1640455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

    As of July 29, 2022, there were 51,694,237 shares of common stock, $0.001 par value per share, outstanding.

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

Item 1. Financial Statements

Jounce Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except par value amounts)

d

	June 30,	December 31,
	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$77,741	$95,529
Short-term investments	70,823	83,037
Prepaid expenses and other current assets	8,783	12,261
Total current assets	157,347	190,827
Property and equipment, net	4,406	4,882
Long-term investments	13,691	41,657
Operating lease right-of-use asset	10,271	11,877
Other non-current assets	3,186	3,453
Total assets	$188,901	$252,696
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$3,439	$1,674
Accrued expenses	15,801	13,467
Operating lease liability, current	3,912	3,695
Other current liabilities	43	62
Total current liabilities	23,195	18,898
Operating lease liability, net of current portion	7,976	9,993
Total liabilities	31,171	28,891
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued or outstanding at June 30, 2022 or December 31, 2021	—	—
Common stock, $0.001 par value: 160,000 shares authorized at June 30, 2022 and December 31, 2021; 51,681 and 51,265 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	51	51
Additional paid-in capital	471,529	465,865
Accumulated other comprehensive loss	(1,097)	(238)
Accumulated deficit	(312,753)	(241,873)
Total stockholders’ equity	157,730	223,805
Total liabilities and stockholders’ equity	$188,901	$252,696
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
License and collaboration revenue — related party	$—	$25,368	$—	$26,907
Operating expenses:
Research and development	26,203	22,100	56,318	42,607
General and administrative	7,511	7,317	14,858	14,932
Total operating expenses	33,714	29,417	71,176	57,539
Operating loss	(33,714)	(4,049)	(71,176)	(30,632)
Other income, net	213	40	309	89
Loss before provision for income taxes	(33,501)	(4,009)	(70,867)	(30,543)
Provision for income taxes	12	2	13	3
Net loss	$(33,513)	$(4,011)	$(70,880)	$(30,546)
Net loss per share, basic and diluted	$(0.65)	$(0.08)	$(1.37)	$(0.63)
Weighted-average common shares outstanding, basic and diluted	51,678	51,212	51,658	48,601
Comprehensive loss:
Net loss	$(33,513)	$(4,011)	$(70,880)	$(30,546)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities	(196)	1	(859)	(7)
Comprehensive loss	$(33,709)	$(4,010)	$(71,739)	$(30,553)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	51,265	$51	$465,865	$(238)	$(241,873)	$223,805
Exercises of common stock options	64	—	359	—	—	359
Vesting of restricted stock units	345	—	—	—	—	—
Stock-based compensation expense	—	—	2,829	—	—	2,829
Other comprehensive loss	—	—	—	(663)	—	(663)
Net loss	—	—	—	—	(37,367)	(37,367)
Balance at March 31, 2022	51,674	51	469,053	(901)	(279,240)	188,963
Exercises of common stock options	7	—	33	—	—	33
Stock-based compensation expense	—	—	2,443	—	—	2,443
Other comprehensive loss	—	—	—	(196)	—	(196)
Net loss	—	—	—	—	(33,513)	(33,513)
Balance at June 30, 2022	51,681	$51	$471,529	$(1,097)	$(312,753)	$157,730

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	41,729	$42	$362,270	$(17)	$(151,001)	$211,294
Issuance of common stock from at the market offering, net of issuance cost	3,156	3	30,218	—	—	30,221
Issuance of common stock from follow-on public offering, net of issuance costs	5,750	6	60,632	—	—	60,638
Exercise of common stock options	342	—	1,019	—	—	1,019
Vesting of restricted stock units	223	—	—	—	—	—
Stock-based compensation expense	—	—	2,825	—	—	2,825
Other comprehensive loss	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(26,535)	(26,535)
Balance at March 31, 2021	51,200	51	456,964	(25)	(177,536)	279,454
Exercises of common stock options	21	—	83	—	—	83
Stock-based compensation expense	—	—	2,935	—	—	2,935
Other comprehensive income	—	—	—	1	—	1
Net loss	—	—	—	—	(4,011)	(4,011)
Balance at June 30, 2021	51,221	$51	$459,982	$(24)	$(181,547)	$278,462
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(70,880)	$(30,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,272	5,760
Depreciation expense	1,150	1,501
Net amortization of premiums and discounts on investments	524	338
Changes in operating assets and liabilities:
Accounts receivable — related party	—	(24,945)
Prepaid expenses and other current assets	3,428	(7,126)
Other non-current assets	267	345
Accounts payable	1,758	473
Accrued expenses and other current liabilities	2,104	(2,232)
Deferred revenue — related party	—	(1,931)
Other liabilities	(194)	(101)
Net cash used in operating activities	(56,571)	(58,464)
Investing activities:
Purchases of investments	(24,928)	(78,565)
Proceeds from maturities of investments	63,725	38,581
Purchases of property and equipment	(456)	(157)
Net cash provided by (used in) investing activities	38,341	(40,141)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	90,826
Proceeds from exercise of stock options	442	1,100
Net cash provided by financing activities	442	91,926
Net decrease in cash, cash equivalents and restricted cash	(17,788)	(6,679)
Cash, cash equivalents and restricted cash, beginning of period	96,799	148,763
Cash, cash equivalents and restricted cash, end of period	$79,011	$142,084
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$218	$33
Stock option exercise receivables in prepaid expenses and other current assets	$—	$2
Supplemental cash flow information:
Cash paid for lease liabilities	$2,329	$2,626
Cash paid for income taxes	$8	$8

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
As of June 30, 2022, the Company had cash, cash equivalents and investments of $162.3 million. The Company expects that its existing cash, cash equivalents and investments will enable it to fund its expected operating expenses and capital expenditure requirements for at least 12 months from August 4, 2022, the filing date of this Quarterly Report on Form 10-Q. The Company expects to finance its future cash needs through a combination of equity or debt financings, collaborations, licensing arrangements and strategic alliances.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of June 30, 2022 and December 31, 2021, and for the three and six months ended June 30, 2022 and 2021, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 2, 2022 (the “Annual Report on Form 10-K”).
The information presented in the condensed consolidated financial statements and related notes as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021, is unaudited. The December 31, 2021 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
Interim results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Jounce Therapeutics, Inc. and its wholly-owned subsidiary, Jounce Mass Securities, Inc. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2022.
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

3.     License and Collaboration Revenue
Gilead License Agreement
On August 31, 2020, the Company and Gilead Sciences, Inc. (“Gilead”) entered into an exclusive license agreement (the “Gilead License Agreement”) to license the Company’s GS-1811, formerly JTX-1811, program to Gilead, which became effective on October 16, 2020. Concurrently with the Gilead License Agreement, the Company and Gilead entered into a stock purchase agreement (the “Stock Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”, and together with the Gilead License Agreement and the Stock Purchase Agreement, the “Transaction Agreements”). Pursuant to the Gilead License Agreement, the Company granted to Gilead a worldwide and exclusive license to develop, manufacture and commercialize GS-1811 and certain derivatives thereof (the “Licensed Products”). Gilead paid the Company a one-time, non-refundable upfront payment of $85.0 million in October 2020. The Company continued to develop GS-1811 during the initial development term, which included conducting activities defined within the agreement to advance GS-1811 through the clearance of an investigational new drug application (“IND”), which occurred in June 2021, after which the program transitioned to Gilead.
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
No revenue was recognized under the contract during the six months ended June 30, 2022 as all remaining performance obligations were satisfied during the year ended December 31, 2021. During the six months ended June 30, 2021, the Company recognized $26.9 million of license and collaboration revenue related to achievement of a $25.0 million clinical development and regulatory milestone for FDA clearance of the IND for GS-1811 and $1.9 million related to the completion of Research and Transition Services.

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
Assets measured at fair value on a recurring basis as of June 30, 2022 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$75,742	$75,742	$—	$—
Investments:
Corporate debt securities	34,061	—	34,061	—
U.S. Treasuries	44,683	44,683	—	—
Government agency securities	7,769	—	7,769	—
Totals	$162,255	$120,425	$41,830	$—
Assets measured at fair value on a recurring basis as of December 31, 2021 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$95,529	$95,529	$—	$—
Investments:
Corporate debt securities	86,470	—	86,470	—
U.S. Treasuries	30,271	30,271	—	—
Government agency securities	7,953	—	7,953	—
Totals	$220,223	$125,800	$94,423	$—
There were no changes in valuation techniques during the six months ended June 30, 2022 or during the year ended December 31, 2021. There were no liabilities measured at fair value on a recurring basis as of June 30, 2022 or December 31, 2021.

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
Cash equivalents, short-term investments and long-term investments as of June 30, 2022 were comprised as follows (in thousands):

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$75,742	$—	$—	$75,742
Corporate debt securities	31,253	—	(339)	30,914
U.S. Treasuries	36,141	—	(265)	35,876
Government agency securities	6,168	—	(136)	6,032
Total cash equivalents and short-term investments	$149,304	$—	$(740)	$148,564
Long-term investments:
Corporate debt securities	3,192	—	(45)	3,147
U.S. Treasuries	9,062	—	(255)	8,807
Government agency securities	1,794	—	(57)	1,737
Total long-term investments	14,048	—	(357)	13,691
Total cash equivalents and investments	$163,352	$—	$(1,097)	$162,255
Cash equivalents, short-term investments and long-term investments as of December 31, 2021 were comprised as follows (in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$95,529	$—	$—	$95,529
Corporate debt securities	69,316	—	(34)	69,282
U.S. Treasuries	13,777	—	(22)	13,755
Total cash equivalents and short-term investments	178,622	—	(56)	178,566
Long-term investments:
Corporate debt securities	17,276	—	(88)	17,188
U.S. Treasuries	16,580	—	(64)	16,516
Government agency securities	7,983	—	(30)	7,953
Total long-term investments	41,839	—	(182)	41,657
Total cash equivalents and investments	$220,461	$—	$(238)	$220,223

As of June 30, 2022 and December 31, 2021, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $54.8 million and $86.7 million, respectively. As of June 30, 2022 and December 31, 2021, the aggregate fair value of securities that were in an unrealized loss position for more than twelve months was $20.9 million and $4.8 million, respectively. As of June 30, 2022, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of June 30, 2022.
There were no realized gains or losses on available-for-sale securities during the three or six months ended June 30, 2022 or June 30, 2021.
6.     Restricted Cash
As of both June 30, 2022 and December 31, 2021, the Company maintained non-current restricted cash of $1.3 million. This amount is included within “Other non-current assets” in the accompanying condensed consolidated balance sheets and is comprised solely of a security deposit required pursuant to the lease for the Company’s corporate headquarters.
The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$95,529	$77,741	$147,493	$140,814
Restricted cash	1,270	1,270	1,270	1,270
Cash, cash equivalents and restricted cash	$96,799	$79,011	$148,763	$142,084
7.     Accrued Expenses
Accrued expenses as of June 30, 2022 and December 31, 2021 were comprised as follows (in thousands):

	June 30,	December 31,
	2022	2021
External research, development and professional services	$10,327	$6,252
Employee compensation and benefits	4,796	6,844
Lab consumables and other	678	371
Total accrued expenses	$15,801	$13,467
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
Preferred Stock
The Company is authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of June 30, 2022 and December 31, 2021, no shares of preferred stock were issued or outstanding.
Shares Reserved for Future Issuance
As of June 30, 2022 and December 31, 2021, the Company had reserved for future issuance the following number of shares of common stock (in thousands):

	June 30,	December 31,
	2022	2021
Shares reserved for vesting of restricted stock units	992	833
Shares reserved for exercises of outstanding stock options	8,627	7,629
Shares reserved for future issuance under the 2017 Stock Option and Incentive Plan	1,737	1,258
Total shares reserved for future issuance	11,356	9,720
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
As of June 30, 2022, there were 1,736,586 shares available for future issuance under the 2017 Plan.

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
2017 Employee Stock Purchase Plan
In January 2017, the board of directors adopted and the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). The Company initially reserved 302,000 shares of common stock for future issuance under the 2017 ESPP. The 2017 ESPP also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 ESPP on January 1, 2018 and each January 1st thereafter through January 1, 2027. The number of shares added each year will be equal to the lesser of (i) 1% of the outstanding shares on the immediately preceding December 31st, (ii) 603,000 shares or (iii) such amount as determined by the compensation committee of the board of directors. Effective January 1, 2021 and 2022, 417,291 and 512,650 additional shares, respectively, were automatically added to the shares authorized for issuance under the 2017 ESPP. No offering periods under the 2017 ESPP had been initiated as of June 30, 2022.
Stock-based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$1,129	$1,286	$2,659	$2,501
General and administrative	1,314	1,649	2,613	3,259
Total stock-based compensation expense	$2,443	$2,935	$5,272	$5,760
RSU Activity
The Company has also granted RSUs to its employees under the 2017 Plan. The following table summarizes RSU activity for the six months ended June 30, 2022 (in thousands, except per share amounts):

	RSUs	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2021	833	$9.13
Issued	624	$7.55
Vested	(345)	$8.23
Cancelled	(120)	$8.58
Unvested as of June 30, 2022	992	$8.51
No RSUs vested during the three months ended June 30, 2022 or 2021. The aggregate fair value of RSUs that vested during the six months ended June 30, 2022 and 2021, based upon the fair values of the stock underlying the RSUs on the day of vesting, was $2.6 million and $1.5 million, respectively.
As of June 30, 2022, there was unrecognized stock-based compensation expense related to unvested RSUs of $6.6 million, which the Company expects to recognize over a weighted-average period of approximately 1.9 years.

Stock Option Activity
The fair value of stock options granted during the three and six months ended June 30, 2022 and 2021 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	3.0%	1.1%	1.9%	0.8%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	5.6	5.9	6.0	6.0
Expected volatility	82.0%	82.5%	81.0%	81.8%
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended June 30, 2022 and 2021 was $2.89 per share and $6.21 per share, respectively. The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2022 and 2021 was $4.88 per share and $7.63 per share, respectively.
The following table summarizes stock option activity during the six months ended June 30, 2022 (in thousands, except per share amounts):

	Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	7,629	$8.87	6.4	$16,881
Granted	1,547	$7.02
Exercised	(71)	$5.49
Cancelled	(478)	$9.10
Outstanding at June 30, 2022	8,627	$8.55	6.4	$2,064
Exercisable at June 30, 2022	5,604	$8.93	5.0	$2,028
The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2022 and 2021 was less than $0.1 million. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2022 and 2021 was $0.1 million and $2.9 million, respectively.
As of June 30, 2022, there was unrecognized stock-based compensation expense related to unvested stock options of $15.0 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.
10.   Related-party Transactions
In August 2020, the Company entered into the Gilead License Agreement and Stock Purchase Agreement under which it received a non-refundable upfront payment of $85.0 million and cash consideration of $35.0 million for Gilead’s purchase of 5,539,727 shares of the Company’s common stock. As of June 30, 2022, the Company had no reimbursable expenses due from Gilead.
11.   Net Loss per Share
For purposes of the diluted net loss per share calculation, outstanding stock options and unvested RSUs are considered to be potentially dilutive securities, however the following weighted-average amounts were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Outstanding stock options	8,692	7,332	8,527	7,143
Unvested RSUs	1,038	809	972	745
Total	9,730	8,141	9,499	7,888

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
Our highest priority program, JTX-8064, is being developed for patients with either PD-(L)1-inhibitor resistant or PD-(L)1 inhibitor sensitive tumors. JTX-8064 is the first tumor-associated macrophage candidate to emerge from our Translational Science Platform. JTX-8064 is a monoclonal antibody that binds to Leukocyte Immunoglobulin Like Receptor B2, or LILRB2 (also known as ILT4), which is a cell surface receptor expressed on macrophages and other myeloid cells. Our INNATE clinical trial is a Phase 1/2 clinical trial of JTX-8064 as a monotherapy and in combination with our PD-1 inhibitor, pimivalimab, in patients with solid tumors. In 2021, we completed the Phase 1 dose-escalation portions of the INNATE trial for both monotherapy and combination therapy, and initiated enrollment in the Phase 2 monotherapy and combination therapy portions. We selected 700 mg as our recommended Phase 2 dose for further evaluation. JTX-8064 has been well-tolerated to date with no observed dose limiting toxicities. The Phase 2 portion of the INNATE trial is comprised of one monotherapy and seven combination indication-specific expansion cohorts and is designed to demonstrate proof-of-concept. Once proof-of-concept is established, we plan to move JTX-8064 rapidly into registrational trials on a cohort-by-cohort basis.
The expansion cohorts are studying tumor types in three groups of patients: (i) PD-(L)1 inhibitor experienced patients whose tumors progressed on or after treatment with a PD-(L)1 inhibitor (including non-small cell lung cancer, or NSCLC), (ii) PD-(L)1 inhibitor naïve patients whose tumors are historically resistant to PD-(L)1 inhibitors (including ovarian cancer), and (iii) PD-(L)1 inhibitor naïve patients whose tumors are historically more sensitive to PD-(L)1 inhibitors (including front line PD-L1 positive head and neck squamous cell carcinoma). Each Phase 2, proof-of-concept expansion cohort is designed as a Simon’s 2 stage. Once the first stage of a cohort meets prespecified response criteria to further expand, the second stage may open and the cohort will have the potential to enroll up to 29 patients per combination therapy cohort and 47 patients in the monotherapy cohort. Two of our Phase 2 combination cohorts, third/fourth line platinum resistant PD-(L)1 inhibitor naive ovarian and second/third line PD-(L)1 inhibitor experienced clear cell renal cell carcinoma, have met prespecified criteria to continue expansion as of the filing date of this Quarterly Report on Form 10-Q. We expect to report preliminary clinical data on all Phase 1 dose escalation patients and, based on current enrollment, at least 80 Phase 2 patients from INNATE later this year. We also expect to report on the analysis of association of clinical data and a predefined set of potential predictive biomarkers.
Vopratelimab is a clinical-stage monoclonal antibody that binds to and activates the Inducible T cell CO-Stimulator, or ICOS, a protein on the surface of certain T cells commonly found in many solid tumors. The SELECT trial is a randomized Phase 2 proof-of-concept trial outside the United States evaluating two doses of vopratelimab in combination with pimivalimab compared to pimivalimab alone in biomarker-selected, second-line, PD-(L)1 inhibitor naive NSCLC patients. We identified patients for SELECT using TISvopra, an 18 gene signature that includes genes relevant to both CD8 and CD4 T cell biology. TISvopra has been optimized to predict for emergence of ICOS hi CD4 T cells in the peripheral blood, which have been associated with clinical benefit in patients treated with vopratelimab alone or in combination with nivolumab. The two doses under investigation have different patterns of pulsatile target engagement, which we believe may be important for an agonist antibody, and the data from SELECT is expected to enable us to choose one dose for further clinical development. We have completed enrollment and expect to report complete clinical data from SELECT later this year.

Pimivalimab is a clinical-stage anti-PD-1 monoclonal antibody that we are developing primarily for use in combination with our product candidates, as we believe that combination therapy has the potential to be a mainstay of cancer immunotherapy. We presented safety and preliminary efficacy data from our monotherapy Phase 1 clinical trial of pimivalimab in 2019. Based on the results of that clinical trial, we are using pimivalimab in combination with JTX-8064 in INNATE and vopratelimab in SELECT. Additional monotherapy data on pimivalimab will be presented as part of the SELECT trial.
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
JTX-1484 is the most recent product candidate to emerge from our Translational Science Platform. JTX-1484 is a monoclonal antibody designed to block human Leukocyte Immunoglobulin Like Receptor B4, or LILRB4 (also known as ILT3), on various myeloid cells which we believe may lead to reduced immune suppression and enhancement of T cell functionality. We are currently conducting investigational new drug application, or IND, enabling activities for JTX-1484, with the goal of submitting an IND in 2023.
With our biomarker-driven approach, we leverage our Translational Science Platform to interrogate cell types within the human TME and to identify and prioritize targets across a broad spectrum of immune and non-immune cell types. In addition, early in the development process, we use our Translational Science Platform to identify potential predictive biomarkers to enable us to enrich our clinical trials for patient populations that may be more likely to respond to a particular immunotherapy. Once clinical data is available for a product candidate, we then use a reverse translational approach to interrogate tumor and blood samples from patients with known outcomes. By using these reverse translational findings, we believe we are better able to design clinical trials and more efficiently develop cancer immunotherapies that potentially provide greater benefit to patients. We believe these biomarker results, coordinated to clinical response, will assist with isolating the contribution of our cancer immunotherapies to clinical activity in a combination therapy setting. These biomarker results may also assist with identifying a potential companion diagnostic and/or complementary diagnostic for a given therapy.
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
Due to our significant research and development expenditures, we have accumulated substantial losses since our inception. As of June 30, 2022, we had an accumulated deficit of $312.8 million. We expect to incur substantial additional losses in the future as we continue to advance our programs.
The COVID-19 pandemic continues to cause disruption on a global scale and we actively monitor its impact on our business. As of August 4, 2022, we have not experienced a significant financial impact directly related to the COVID-19 pandemic but have experienced some disruptions to clinical operations and to our supply chain. As the pandemic continues, the extent of its effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time.

Financial Operations Overview
Revenue
For the six months ended June 30, 2022, we did not recognize any license or collaboration revenue. For the six months ended June 30, 2021, we recognized $26.9 million of license and collaboration revenue under the Gilead License Agreement for achievement of a clinical development and regulatory milestone of $25.0 million relating to the GS-1811 program and $1.9 million for the performance of research and transition services.
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
Included below are external research and development and external clinical and regulatory costs for our development and pre-development candidates for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
JTX-8064	$9,025	$4,615	$16,997	$7,193
Vopratelimab	3,262	4,860	7,398	9,019
Pimivalimab	516	821	4,996	1,262
JTX-1484	381	—	504	—
GS-1811	—	634	—	2,476
Pre-development candidates	664	373	978	654
Total external research and development and clinical and regulatory costs	$13,848	$11,303	$30,873	$20,604
Research and development activities account for a significant portion of our operating expenses. As we continue to implement our business strategy, we expect our research and development expenses to increase over the next several years. We expect that these expenses will increase as we:
•continue our development of JTX-8064, including our INNATE trial and in combination with pimivalimab;
•continue our development of vopratelimab, including our SELECT trial of vopratelimab and pimivalimab;
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

Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change
Revenue:
License and collaboration revenue — related party	$—	$25,368	$(25,368)
Operating expenses:
Research and development	26,203	22,100	4,103
General and administrative	7,511	7,317	194
Total operating expenses	33,714	29,417	4,297
Operating loss	(33,714)	(4,049)	(29,665)
Other income, net	213	40	173
Loss before provision for income taxes	(33,501)	(4,009)	(29,492)
Provision for income taxes	12	2	10
Net loss	$(33,513)	$(4,011)	$(29,502)
License and Collaboration Revenue
For the three months ended June 30, 2022 we did not recognize any license and collaboration revenue. For the three months ended June 30, 2021, we recognized $25.4 million of license and collaboration revenue under the Gilead License Agreement related to achievement of a $25.0 million clinical development and regulatory milestone for clearance of the IND for GS-1811 from the U.S. Food and Drug Administration, or FDA, and $0.4 million related to the performance of research and transition services.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change
Employee compensation	$8,090	$7,454	$636
External clinical and regulatory	7,147	6,457	690
External research and development	6,701	4,846	1,855
Lab consumables	2,496	1,498	998
Facility costs	1,223	1,312	(89)
Other research	546	533	13
Total research and development expenses	$26,203	$22,100	$4,103
Research and development expenses increased by $4.1 million from $22.1 million for the three months ended June 30, 2021 to $26.2 million for the three months ended June 30, 2022. The increase in research and development expenses was primarily attributable to the following:
•$1.9 million of increased external research and development costs associated with manufacturing activities for our development programs;
•$1.0 million of increased lab consumables to support research activities;
•$0.7 million of increased external clinical and regulatory costs primarily attributable to increased costs for our INNATE clinical trial; and
•$0.6 million of increased employee compensation costs due to increased headcount.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change
Employee compensation	$3,881	$3,863	$18
Professional services	1,193	1,204	(11)
Facility costs	1,037	995	42
Other	1,400	1,255	145
Total general and administrative expenses	$7,511	$7,317	$194
General and administrative expenses increased by $0.2 million from $7.3 million for the three months ended June 30, 2021 to $7.5 million for the three months ended June 30, 2022. The increase in general and administrative expenses was primarily attributable to increased travel and other miscellaneous expenses.
Other Income, net
Other income, net, increased by $0.2 million from less than $0.1 million for the three months ended June 30, 2021 to $0.2 million for the three months ended June 30, 2022. The increase in other income, net is attributable to increased rates of return on our investments.
Comparison of the Six Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021	$ Change
Revenue:
License and collaboration revenue — related party	$—	$26,907	$(26,907)
Operating expenses:
Research and development	56,318	42,607	13,711
General and administrative	14,858	14,932	(74)
Total operating expenses	71,176	57,539	13,637
Operating loss	(71,176)	(30,632)	(40,544)
Other income, net	309	89	220
Loss before provision for income taxes	(70,867)	(30,543)	(40,324)
Provision for income taxes	13	3	10
Net loss	$(70,880)	$(30,546)	$(40,334)
License and Collaboration Revenue
For the six months ended June 30, 2022, we did not recognize any license or collaboration revenue. For the six months ended June 30, 2021, we recognized $26.9 million of license and collaboration revenue under the Gilead License Agreement related to achievement of a $25.0 million clinical development and regulatory milestone for FDA clearance of the IND for GS-1811 and $1.9 million related to the completion of research and transition services.

Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021	$ Change
Employee compensation	$17,667	$15,287	$2,380
External clinical and regulatory	14,267	12,178	2,089
External research and development	16,606	8,426	8,180
Lab consumables	4,339	3,019	1,320
Facility costs	2,411	2,689	(278)
Other research	1,028	1,008	20
Total research and development expenses	$56,318	$42,607	$13,711
Research and development expenses increased by $13.7 million from $42.6 million for the six months ended June 30, 2021 to $56.3 million for the six months ended June 30, 2022. The increase in research and development expenses was primarily attributable to the following:
•$8.2 million of increased external research and development costs associated with manufacturing for our development programs, partially offset by reduced IND-enabling activities during the six months ended June 30, 2022;
•$2.4 million of increased employee compensation costs primarily attributable to increased headcount;
•$2.1 million of increased external clinical and regulatory costs primarily attributable to increased costs for our INNATE clinical trial; and
•$1.3 million of increased lab consumables to support research activities.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021	$ Change
Employee compensation	$7,977	$8,109	$(132)
Professional services	2,199	2,415	(216)
Facility costs	2,006	2,077	(71)
Other	2,676	2,331	345
Total general and administrative expenses	$14,858	$14,932	$(74)
General and administrative expenses decreased by $0.1 million from $14.9 million for the six months ended June 30, 2021 to $14.9 million for the six months ended June 30, 2022. The decrease in general and administrative expenses was primarily due to decreased stock-based compensation expense offset by increased travel and other miscellaneous expenses.
Other Income, net
Other income, net, increased by $0.2 million from $0.1 million for the six months ended June 30, 2021 to $0.3 million for the six months ended June 30, 2022. The increase in other income, net is attributable to increased rates of return on our investments.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations primarily through proceeds received from public offerings of our common stock and private placements of our common stock or convertible preferred stock totaling $389.5 million and payments from collaboration and license agreements totaling $385.0 million. As of June 30, 2022, we had cash, cash equivalents and investments of $162.3 million.

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
Due to our significant research and development expenditures, we have generated substantial operating losses since inception. We have incurred an accumulated deficit of $312.8 million through June 30, 2022. We expect to incur substantial additional losses in the future as we continue to advance our programs. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments of $162.3 million as of June 30, 2022, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. However, we have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our capital resources sooner than we expect. The timing and amount of our operating expenditures will depend largely on:
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
Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(56,571)	$(58,464)
Investing activities	38,341	(40,141)
Financing activities	442	91,926
Net decrease in cash, cash equivalents and restricted cash	$(17,788)	$(6,679)
Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2022 was $56.6 million, compared to net cash used in operating activities of $58.5 million for the six months ended June 30, 2021. Cash used in operating activities decreased by $1.9 million primarily due to increased operating expenses, offset by decreased accounts receivable and prepaid deposits associated with our development programs for the six months ended June 30, 2022.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2022 was $38.3 million, compared to net cash used in investing activities of $40.1 million for the six months ended June 30, 2021. Cash provided by investing activities increased by $78.5 million due to decreased purchases of investments and timing of maturities for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2022 was $0.4 million, compared to net cash provided by financing activities of $91.9 million for the six months ended June 30, 2021. Cash provided by financing activities decreased by $91.5 million primarily due to proceeds of $90.8 million received from our follow-on public offering and 2019 ATM Offering completed during the six months ended June 30, 2021 while no proceeds were received from financing facilities during the six months ended June 30, 2022.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

JOUNCE THERAPEUTICS, INC.

Date: August 4, 2022	By:	/s/ Kim C. Drapkin
Kim C. Drapkin
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)