Form 10-Q
period 2022-09-30
Jounce Therapeutics, Inc.
filed 2022-11-10
CIK 1640455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

    As of November 7, 2022, there were 51,694,237 shares of common stock, $0.001 par value per share, outstanding.

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

Item 1. Financial Statements

Jounce Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except par value amounts)

d

	September 30,	December 31,
	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$77,111	$95,529
Short-term investments	51,498	83,037
Prepaid expenses and other current assets	11,321	12,261
Total current assets	139,930	190,827
Property and equipment, net	3,926	4,882
Long-term investments	1,723	41,657
Operating lease right-of-use asset	9,440	11,877
Other non-current assets	3,062	3,453
Total assets	$158,081	$252,696
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,115	$1,674
Accrued expenses	16,604	13,467
Operating lease liability, current	4,024	3,695
Other current liabilities	54	62
Total current liabilities	21,797	18,898
Operating lease liability, net of current portion	6,926	9,993
Total liabilities	28,723	28,891
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued or outstanding at September 30, 2022 or December 31, 2021	—	—
Common stock, $0.001 par value: 160,000 shares authorized at September 30, 2022 and December 31, 2021; 51,694 and 51,265 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	51	51
Additional paid-in capital	474,089	465,865
Accumulated other comprehensive loss	(1,031)	(238)
Accumulated deficit	(343,751)	(241,873)
Total stockholders’ equity	129,358	223,805
Total liabilities and stockholders’ equity	$158,081	$252,696
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
License and collaboration revenue — related party	$—	$—	$—	$26,907
Operating expenses:
Research and development	23,752	23,288	80,070	65,895
General and administrative	7,653	6,854	22,511	21,786
Total operating expenses	31,405	30,142	102,581	87,681
Operating loss	(31,405)	(30,142)	(102,581)	(60,774)
Other income, net	412	55	721	144
Loss before provision for income taxes	(30,993)	(30,087)	(101,860)	(60,630)
Provision for income taxes	5	6	18	9
Net loss	$(30,998)	$(30,093)	$(101,878)	$(60,639)
Net loss per share, basic and diluted	$(0.60)	$(0.59)	$(1.97)	$(1.23)
Weighted-average common shares outstanding, basic and diluted	51,694	51,232	51,670	49,488
Comprehensive loss:
Net loss	$(30,998)	$(30,093)	$(101,878)	$(60,639)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	66	5	(793)	(2)
Comprehensive loss	$(30,932)	$(30,088)	$(102,671)	$(60,641)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	51,265	$51	$465,865	$(238)	$(241,873)	$223,805
Exercises of common stock options	64	—	359	—	—	359
Vesting of restricted stock units	345	—	—	—	—	—
Stock-based compensation expense	—	—	2,829	—	—	2,829
Other comprehensive loss	—	—	—	(663)	—	(663)
Net loss	—	—	—	—	(37,367)	(37,367)
Balance at March 31, 2022	51,674	51	469,053	(901)	(279,240)	188,963
Exercises of common stock options	7	—	33	—	—	33
Stock-based compensation expense	—	—	2,443	—	—	2,443
Other comprehensive loss	—	—	—	(196)	—	(196)
Net loss	—	—	—	—	(33,513)	(33,513)
Balance at June 30, 2022	51,681	$51	$471,529	$(1,097)	$(312,753)	$157,730
Vesting of restricted stock units	13	—	—	—	—	—
Stock-based compensation expense	—	—	2,560	—	—	2,560
Other comprehensive income	—	—	—	66	—	66
Net loss	—	—	—	—	(30,998)	(30,998)
Balance at September 30, 2022	51,694	$51	$474,089	$(1,031)	$(343,751)	$129,358

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	41,729	$42	$362,270	$(17)	$(151,001)	$211,294
Issuance of common stock from at the market offering, net of issuance cost	3,156	3	30,218	—	—	30,221
Issuance of common stock from follow-on public offering, net of issuance costs	5,750	6	60,632	—	—	60,638
Exercise of common stock options	342	—	1,019	—	—	1,019
Vesting of restricted stock units	223	—	—	—	—	—
Stock-based compensation expense	—	—	2,825	—	—	2,825
Other comprehensive loss	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(26,535)	(26,535)
Balance at March 31, 2021	51,200	51	456,964	(25)	(177,536)	279,454
Exercises of common stock options	21	—	83	—	—	83
Stock-based compensation expense	—	—	2,935	—	—	2,935
Other comprehensive income	—	—	—	1	—	1
Net loss	—	—	—	—	(4,011)	(4,011)
Balance at June 30, 2021	51,221	$51	$459,982	$(24)	$(181,547)	$278,462
Exercises of common stock options	15	—	67	—	—	67
Vesting of restricted stock awards and restricted stock units	4	—	—	—	—	—
Stock-based compensation expense	—	—	2,926	—	—	2,926
Other comprehensive income	—	—	—	5	—	5
Net loss	—	—	—	—	(30,093)	(30,093)
Balance at September 30, 2021	51,240	$51	$462,975	$(19)	$(211,640)	$251,367
The accompanying notes are an integral part of these condensed consolidated financial statements.

Jounce Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(101,878)	$(60,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,832	8,686
Depreciation expense	1,645	2,184
Net amortization of premiums and discounts on investments	748	604
Gain on sale of property and equipment	(93)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	975	(4,732)
Other non-current assets	391	360
Accounts payable	(559)	(290)
Accrued expenses and other current liabilities	3,129	640
Deferred revenue — related party	—	(1,931)
Other liabilities	(301)	(175)
Net cash used in operating activities	(88,111)	(55,293)
Investing activities:
Purchases of investments	(24,928)	(91,914)
Proceeds from maturities of investments	94,875	53,331
Purchases of property and equipment	(696)	(247)
Net cash provided by (used in) investing activities	69,251	(38,830)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	90,826
Proceeds from exercise of stock options	442	1,169
Net cash provided by financing activities	442	91,995
Net decrease in cash, cash equivalents and restricted cash	(18,418)	(2,128)
Cash, cash equivalents and restricted cash, beginning of period	96,799	148,763
Cash, cash equivalents and restricted cash, end of period	$78,381	$146,635
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$—	$77
Supplemental cash flow information:
Cash paid for lease liabilities	$3,498	$3,760
Cash paid for income taxes	$8	$8

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
As of September 30, 2022, the Company had cash, cash equivalents and investments of $130.3 million. The Company expects that its existing cash, cash equivalents and investments will enable it to fund its expected operating expenses and capital expenditure requirements for at least 12 months from November 10, 2022, the filing date of this Quarterly Report on Form 10-Q. The Company expects to finance its future cash needs through a combination of equity or debt financings, collaborations, licensing arrangements and strategic alliances.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of September 30, 2022 and December 31, 2021, and for the three and nine months ended September 30, 2022 and 2021, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 2, 2022 (the “Annual Report on Form 10-K”).
The information presented in the condensed consolidated financial statements and related notes as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021, is unaudited. The December 31, 2021 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
Interim results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Jounce Therapeutics, Inc. and its wholly-owned subsidiary, Jounce Mass Securities, Inc. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2022.
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

Recent Accounting Pronouncements, Not Yet Adopted
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and it establishes additional disclosure requirements related to credit risks. For available-for-sale debt securities with expected credit losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, with early adoption permitted. Accordingly, the Company will now adopt this standard effective January 1, 2023. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

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
In June 2021, the Company received clearance of the IND for GS-1811 from the U.S. Food and Drug Administration (“FDA”) and achieved a $25.0 million clinical development and regulatory milestone under the Gilead License Agreement.
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
No revenue was recognized under the contract during the three and nine months ended September 30, 2022 as all remaining performance obligations were satisfied during the year ended December 31, 2021. During the nine months ended September 30, 2021, the Company recognized $26.9 million of license and collaboration revenue related to achievement of a $25.0 million clinical development and regulatory milestone for FDA clearance of the IND for GS-1811 and $1.9 million related to the completion of Research and Transition Services. No revenue was recognized during the three months ended September 30, 2021.
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
Assets measured at fair value on a recurring basis as of September 30, 2022 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$77,111	$77,111	$—	$—
Investments:
Corporate debt securities	21,419	—	21,419	—
U.S. Treasuries	24,066	24,066	—	—
Government agency securities	7,736	—	7,736	—
Totals	$130,332	$101,177	$29,155	$—
Assets measured at fair value on a recurring basis as of December 31, 2021 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$95,529	$95,529	$—	$—
Investments:
Corporate debt securities	86,470	—	86,470	—
U.S. Treasuries	30,271	30,271	—	—
Government agency securities	7,953	—	7,953	—
Totals	$220,223	$125,800	$94,423	$—
There were no changes in valuation techniques during the nine months ended September 30, 2022 or during the year ended December 31, 2021. There were no liabilities measured at fair value on a recurring basis as of September 30, 2022 or December 31, 2021.

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
Cash equivalents, short-term investments and long-term investments as of September 30, 2022 were comprised as follows (in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$77,111	$—	$—	$77,111
Corporate debt securities	21,741	—	(322)	21,419
U.S. Treasuries	24,559	—	(493)	24,066
Government agency securities	6,158	—	(145)	6,013
Total cash equivalents and short-term investments	129,569	—	(960)	128,609
Long-term investments:
Government agency securities	1,794	—	(71)	1,723
Total long-term investments	1,794	—	(71)	1,723
Total cash equivalents and investments	$131,363	$—	$(1,031)	$130,332
Cash equivalents, short-term investments and long-term investments as of December 31, 2021 were comprised as follows (in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$95,529	$—	$—	$95,529
Corporate debt securities	69,316	—	(34)	69,282
U.S. Treasuries	13,777	—	(22)	13,755
Total cash equivalents and short-term investments	178,622	—	(56)	178,566
Long-term investments:
Corporate debt securities	17,276	—	(88)	17,188
U.S. Treasuries	16,580	—	(64)	16,516
Government agency securities	7,983	—	(30)	7,953
Total long-term investments	41,839	—	(182)	41,657
Total cash equivalents and investments	$220,461	$—	$(238)	$220,223
As of September 30, 2022 and December 31, 2021, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $39.2 million and $86.7 million, respectively. As of September 30, 2022 and December 31, 2021, the aggregate fair value of securities that were in an unrealized loss position for more than twelve months was $14.0 million and $4.8 million, respectively. As of September 30, 2022, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of September 30, 2022.
There were no realized gains or losses on available-for-sale securities during the three or nine months ended September 30, 2022 or September 30, 2021.

6.     Restricted Cash
As of both September 30, 2022 and December 31, 2021, the Company maintained non-current restricted cash of $1.3 million. This amount is included within “Other non-current assets” in the accompanying condensed consolidated balance sheets and is comprised solely of a security deposit required pursuant to the lease for the Company’s corporate headquarters.
The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$95,529	$77,111	$147,493	$145,365
Restricted cash	1,270	1,270	1,270	1,270
Cash, cash equivalents and restricted cash	$96,799	$78,381	$148,763	$146,635
7.     Accrued Expenses
Accrued expenses as of September 30, 2022 and December 31, 2021 were comprised as follows (in thousands):

	September 30,	December 31,
	2022	2021
External research, development and professional services	$9,749	$6,252
Employee compensation and benefits	6,435	6,844
Lab consumables and other	420	371
Total accrued expenses	$16,604	$13,467
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
Preferred Stock
The Company is authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of September 30, 2022 and December 31, 2021, no shares of preferred stock were issued or outstanding.

Shares Reserved for Future Issuance
As of September 30, 2022 and December 31, 2021, the Company had reserved for future issuance the following number of shares of common stock (in thousands):

	September 30,	December 31,
	2022	2021
Shares reserved for vesting of restricted stock units	1,016	833
Shares reserved for exercises of outstanding stock options	8,592	7,629
Shares reserved for future issuance under the 2017 Stock Option and Incentive Plan	1,734	1,258
Total shares reserved for future issuance	11,342	9,720
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
As of September 30, 2022, there were 1,733,603 shares available for future issuance under the 2017 Plan.
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

2017 Employee Stock Purchase Plan
In January 2017, the board of directors adopted and the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). The Company initially reserved 302,000 shares of common stock for future issuance under the 2017 ESPP. The 2017 ESPP also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 ESPP on January 1, 2018 and each January 1st thereafter through January 1, 2027. The number of shares added each year will be equal to the lesser of (i) 1% of the outstanding shares on the immediately preceding December 31st, (ii) 603,000 shares or (iii) such amount as determined by the compensation committee of the board of directors. Effective January 1, 2021 and 2022, 417,291 and 512,650 additional shares, respectively, were automatically added to the shares authorized for issuance under the 2017 ESPP. No offering periods under the 2017 ESPP had been initiated as of September 30, 2022.
Stock-based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,254	$1,628	$3,913	$4,129
General and administrative	1,306	1,298	3,919	4,557
Total stock-based compensation expense	$2,560	$2,926	$7,832	$8,686
RSU Activity
The Company has also granted RSUs to its employees under the 2017 Plan. The following table summarizes RSU activity for the nine months ended September 30, 2022 (in thousands, except per share amounts):

	RSUs	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2021	833	$9.13
Issued	670	$7.25
Vested	(358)	$8.15
Cancelled	(129)	$8.59
Unvested as of September 30, 2022	1,016	$8.31
The aggregate fair value of RSUs that vested during the three and nine months ended September 30, 2022, based upon the fair values of the stock underlying the RSUs on the day of vesting, was less than $0.1 million and $2.7 million, respectively. The aggregate fair value of RSUs that vested during the three and nine months ended September 30, 2021, based upon the fair values of the stock underlying the RSUs on the day of vesting, was less than $0.1 million and $1.5 million, respectively.
As of September 30, 2022, there was unrecognized stock-based compensation expense related to unvested RSUs of $5.5 million, which the Company expects to recognize over a weighted-average period of approximately 1.7 years.
Stock Option Activity
The fair value of stock options granted during the three and nine months ended September 30, 2022 and 2021 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	2.9%	1.0%	2.0%	0.8%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	6.1	6.1	6.0	6.0
Expected volatility	80.7%	82.0%	80.9%	81.9%

Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended September 30, 2022 and 2021 was $2.20 per share and $4.24 per share, respectively. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2022 and 2021 was $4.57 per share and $7.22 per share, respectively.
The following table summarizes stock option activity during the nine months ended September 30, 2022 (in thousands, except per share amounts):

	Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	7,629	$8.87	6.4	$16,881
Granted	1,747	$6.57
Exercised	(71)	$5.49
Cancelled	(713)	$9.29
Outstanding at September 30, 2022	8,592	$8.39	6.4	$1,255
Exercisable at September 30, 2022	5,751	$8.77	5.1	$1,255
No stock options were exercised during the three months ended September 30, 2022. The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2021 was less than $0.1 million. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2022 and 2021 was $0.1 million and $2.9 million, respectively.
As of September 30, 2022, there was unrecognized stock-based compensation expense related to unvested stock options of $13.5 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.
10.   Related-party Transactions
In August 2020, the Company entered into the Gilead License Agreement and Stock Purchase Agreement under which it received a non-refundable upfront payment of $85.0 million and cash consideration of $35.0 million for Gilead’s purchase of 5,539,727 shares of the Company’s common stock. As of September 30, 2022, the Company had no reimbursable expenses due from Gilead.
11.   Net Loss per Share
For purposes of the diluted net loss per share calculation, outstanding stock options and unvested RSUs are considered to be potentially dilutive securities, however the following weighted-average amounts were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Outstanding stock options	8,646	7,559	8,567	7,284
Unvested RSUs	999	822	981	771
Total	9,645	8,381	9,548	8,055
12.   Subsequent Events
In October 2022, the Company earned a $15.0 million clinical development and regulatory milestone associated with GS-1811 under the Gilead License Agreement. The Company expects to receive the milestone payment in the fourth quarter of 2022.

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
Overview
We are a clinical-stage immunotherapy company dedicated to transforming the treatment of cancer by developing therapies that enable the immune system to attack tumors and provide long-lasting benefits to patients. Our strategy is to use a biomarker-driven approach from discovery through clinical development. We have developed a suite of integrated technologies that comprise our Translational Science Platform, enabling us to comprehensively interrogate the cellular and molecular composition of tumors. By focusing on specific cell types, both immune and non-immune, within tumors, we can prioritize targets and then identify related biomarkers designed to match the right therapy to the right patient. Our pipeline is focused on product candidates to address PD-(L)1 inhibitor resistant and PD-(L)1 inhibitor sensitive tumors, which represent significant opportunities requiring different biological approaches. We aim to develop product candidates that address the unmet medical need of patients in both of these populations.
Our highest priority program, JTX-8064, is being developed for patients with either PD-(L)1 inhibitor resistant or PD-(L)1 inhibitor sensitive tumors. JTX-8064 is the first tumor-associated macrophage candidate to emerge from our Translational Science Platform. JTX-8064 is a monoclonal antibody that binds to Leukocyte Immunoglobulin Like Receptor B2, or LILRB2 (also known as ILT4), which is a cell surface receptor expressed on macrophages and other myeloid cells. Our INNATE clinical trial is a Phase 1/2 clinical trial of JTX-8064 as a monotherapy and in combination with our PD-1 inhibitor, pimivalimab, in patients with solid tumors. In 2021, we completed the Phase 1 dose-escalation portions of the INNATE trial for both monotherapy and combination therapy, and initiated enrollment in the Phase 2 monotherapy and combination therapy portions. We selected 700 mg as our recommended Phase 2 dose for further evaluation. JTX-8064 has been well-tolerated to date with no observed dose limiting toxicities. The Phase 2 portion of the INNATE trial is comprised of one monotherapy and eight combination indication-specific expansion cohorts, including a recently-opened eighth cohort in second/third line PD-(L)1 inhibitor resistant biliary tract cancer, or BTC. The trial is designed to demonstrate proof-of-concept and, once proof-of-concept is established, we plan to move JTX-8064 into randomized trials on a cohort-by-cohort basis.
The expansion cohorts are studying tumor types in three groups of patients: (i) PD-(L)1 inhibitor experienced patients whose tumors progressed on or after treatment with a PD-(L)1 inhibitor (including non-small cell lung cancer, or NSCLC), (ii) PD-(L)1 inhibitor naïve patients whose tumors are historically resistant to PD-(L)1 inhibitors (including ovarian cancer), and (iii) PD-(L)1 inhibitor naïve patients whose tumors are historically more sensitive to PD-(L)1 inhibitors (including front line PD-L1 positive head and neck squamous cell carcinoma, or HNSCC). Each Phase 2, proof-of-concept expansion cohort is designed as a Simon’s 2 stage. Once the first stage of a cohort meets prespecified response criteria to further expand, the second stage may open and enroll additional patients. Three of our Phase 2 combination cohorts have met prespecified criteria to continue expansion. Third/fourth line platinum resistant PD-(L)1 inhibitor naive ovarian and second/third line PD-(L)1 inhibitor experienced clear cell renal cell carcinoma have expanded, and second/third line PD-(L)1 inhibitor experienced HNSCC is currently under review for expansion. We believe we have seen signs of clinical activity of JTX-8064 but not broad activity leading to rapid proof-of-concept. We plan to report clinical data on all Phase 1 dose escalation patients at the ESMO Immuno-Oncology Annual Congress in December 2022. We expect to share preliminary clinical data for Phase 2 patients in the first half of 2023. We also expect to report on the analysis of association of clinical data and a predefined set of potential predictive biomarkers.

Vopratelimab is a clinical-stage monoclonal antibody that binds to and activates the Inducible T cell CO-Stimulator, or ICOS, a protein on the surface of certain T cells commonly found in many solid tumors. The SELECT trial is a randomized Phase 2 proof-of-concept trial outside the United States evaluating two doses of vopratelimab in combination with pimivalimab compared to pimivalimab alone in biomarker-selected, second-line, PD-(L)1 inhibitor naive NSCLC patients. We identified patients for SELECT using TISvopra, an 18 gene signature that includes genes relevant to both CD8 and CD4 T cell biology. TISvopra has been optimized to predict for emergence of ICOS hi CD4 T cells in the peripheral blood, which have been associated with clinical benefit in patients treated with vopratelimab alone or in combination with nivolumab. The two doses under investigation have different patterns of pulsatile target engagement, which we believe may be important for an agonist antibody. Although, as we announced in August 2022, the trial did not meet the primary endpoint for the combined dose cohorts and will not be expanded into registrational studies at this time, we believe the results for the low dose cohort are encouraging. In addition, there is preclinical data and biologic rationale for improved activity with pulsatile target engagement by an agonist. As the progression free survival and overall survival data continue to mature, we plan to reevaluate the vopratelimab program in the context of our broader pipeline.
Pimivalimab is a clinical-stage anti-PD-1 monoclonal antibody that we are developing primarily for use in combination with our product candidates, as we believe that combination therapy has the potential to be a mainstay of cancer immunotherapy. We presented safety and preliminary efficacy data from our monotherapy Phase 1 clinical trial of pimivalimab in 2019. Based on the results of that clinical trial, we are using pimivalimab in combination with JTX-8064 in INNATE and vopratelimab in SELECT. In August 2022, in connection with our announcement of our top line data for SELECT, we reported that pimivalimab monotherapy continues to demonstrate expected clinical activity and have an acceptable safety profile.
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

Since inception, our operations have focused on organizing and staffing our Company, business planning, raising capital, developing our Translational Science Platform and conducting research, preclinical studies and clinical trials. We do not have any products approved for sale. We are subject to a number of risks comparable to those of other similar companies, including dependence on key individuals; the need to develop commercially viable products; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of our products. We have funded our operations primarily through proceeds received from public offerings and private placements of our stock totaling $389.5 million and payments from collaboration and license agreements totaling $385.0 million. These amounts exclude a $15.0 million clinical development and regulatory milestone achieved in October 2022 under the Gilead License Agreement.
Due to our significant research and development expenditures, we have accumulated substantial losses since our inception. As of September 30, 2022, we had an accumulated deficit of $343.8 million. We expect to incur substantial additional losses in the future as we continue to advance our programs.
We continue to actively monitor the COVID-19 pandemic and its impact on our business. As of November 10, 2022, we have not experienced a significant financial impact directly related to the COVID-19 pandemic but have experienced some disruptions to clinical operations and to our supply chain. As the pandemic and its consequences continue, the extent of its effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time.
Financial Operations Overview
Revenue
For the nine months ended September 30, 2022, we did not recognize any license or collaboration revenue. For the nine months ended September 30, 2021, we recognized $26.9 million of license and collaboration revenue under the Gilead License Agreement for achievement of a clinical development and regulatory milestone of $25.0 million relating to the GS-1811 program and $1.9 million for the performance of research and transition services.
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
A change in the outcome of any of these variables with respect to the development of any of our product candidates would significantly change the costs, timing and viability associated with the development of that product candidate. As we plan to advance our product candidates through clinical trials, continue the enhancement of our Translational Science Platform and progress our pipeline, we expect to continue to incur significant research and development expenses for the foreseeable future.
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
Included below are external research and development and external clinical and regulatory costs for our development and pre-development candidates for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
JTX-8064	$6,615	$6,220	$23,612	$13,413
Vopratelimab	2,339	4,414	9,737	13,433
Pimivalimab	188	860	5,184	2,122
JTX-1484	1,088	—	1,592	—
GS-1811	—	59	—	2,535
Pre-development candidates	1,200	613	2,178	1,267
Total external research and development and clinical and regulatory costs	$11,430	$12,166	$42,303	$32,770
Research and development activities account for a significant portion of our operating expenses. We expect to incur significant research and development expenses over the next several years as we implement our current business strategy and:
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
Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change
Revenue:
License and collaboration revenue — related party	$—	$—	$—
Operating expenses:
Research and development	23,752	23,288	464
General and administrative	7,653	6,854	799
Total operating expenses	31,405	30,142	1,263
Operating loss	(31,405)	(30,142)	(1,263)
Other income, net	412	55	357
Loss before provision for income taxes	(30,993)	(30,087)	(906)
Provision for income taxes	5	6	(1)
Net loss	$(30,998)	$(30,093)	$(905)
License and Collaboration Revenue
For the three months ended September 30, 2022 and 2021 we did not recognize any license and collaboration revenue.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change
Employee compensation	$8,141	$7,893	$248
External clinical and regulatory	6,292	7,503	(1,211)
External research and development	5,138	4,663	475
Lab consumables	2,460	1,429	1,031
Facility costs	1,159	1,319	(160)
Other research	562	481	81
Total research and development expenses	$23,752	$23,288	$464
Research and development expenses increased by $0.5 million from $23.3 million for the three months ended September 30, 2021 to $23.8 million for the three months ended September 30, 2022. The increase in research and development expenses was primarily attributable to the following:

•$1.0 million of increased lab consumables to support research activities; and
•$0.5 million of increased external research and development costs associated with manufacturing activities for our development programs; offset by
•$1.2 million of decreased external clinical and regulatory costs for our vopratelimab development program.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change
Employee compensation	$4,004	$3,506	$498
Professional services	1,298	1,112	186
Facility costs	1,016	1,002	14
Other	1,335	1,234	101
Total general and administrative expenses	$7,653	$6,854	$799
General and administrative expenses increased by $0.8 million from $6.9 million for the three months ended September 30, 2021 to $7.7 million for the three months ended September 30, 2022. The increase in general and administrative expenses was primarily attributable to increased compensation costs due to increased headcount for the three months ended September 30, 2022.
Other Income, net
Other income, net, increased by less than $0.4 million from $0.1 million for the three months ended September 30, 2021 to $0.4 million for the three months ended September 30, 2022. The increase in other income, net is attributable to increased rates of return on our investments.
Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change
Revenue:
License and collaboration revenue — related party	$—	$26,907	$(26,907)
Operating expenses:
Research and development	80,070	65,895	14,175
General and administrative	22,511	21,786	725
Total operating expenses	102,581	87,681	14,900
Operating loss	(102,581)	(60,774)	(41,807)
Other income, net	721	144	577
Loss before provision for income taxes	(101,860)	(60,630)	(41,230)
Provision for income taxes	18	9	9
Net loss	$(101,878)	$(60,639)	$(41,239)

License and Collaboration Revenue
For the nine months ended September 30, 2022, we did not recognize any license or collaboration revenue. For the nine months ended September 30, 2021, we recognized $26.9 million of license and collaboration revenue under the Gilead License Agreement related to achievement of a $25.0 million clinical development and regulatory milestone for FDA clearance of the IND for GS-1811 and $1.9 million related to the completion of research and transition services.
Research and Development Expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change
Employee compensation	$25,808	$23,180	$2,628
External research and development	21,744	13,089	8,655
External clinical and regulatory	20,559	19,681	878
Lab consumables	6,799	4,448	2,351
Facility costs	3,570	4,008	(438)
Other research	1,590	1,489	101
Total research and development expenses	$80,070	$65,895	$14,175
Research and development expenses increased by $14.2 million from $65.9 million for the nine months ended September 30, 2021 to $80.1 million for the nine months ended September 30, 2022. The increase in research and development expenses was primarily attributable to the following:
•$8.7 million of increased external research and development costs associated with manufacturing for our development programs;
•$2.6 million of increased employee compensation costs primarily attributable to increased headcount;
•$2.4 million of increased lab consumables to support research activities; and
•$0.9 million of increased external clinical and regulatory costs primarily attributable to increased costs for our INNATE clinical trial; offset by
•$0.4 million of decreased depreciation expense.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change
Employee compensation	$11,981	$11,615	$366
Professional services	3,497	3,527	(30)
Facility costs	3,022	3,079	(57)
Other	4,011	3,565	446
Total general and administrative expenses	$22,511	$21,786	$725
General and administrative expenses increased by $0.7 million from $21.8 million for the nine months ended September 30, 2021 to $22.5 million for the nine months ended September 30, 2022. The increase in general and administrative expenses was primarily due to increased employee compensation costs primarily attributable to increased headcount, partially offset by reduced stock-based compensation expense, and due to increased other costs including travel and administrative expenses.

Other Income, net
Other income, net, increased by $0.6 million from $0.1 million for the nine months ended September 30, 2021 to $0.7 million for the nine months ended September 30, 2022. The increase in other income, net is attributable to increased rates of return on our investments.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations primarily through proceeds received from public offerings of our common stock and private placements of our common stock or convertible preferred stock totaling $389.5 million and payments from collaboration and license agreements totaling $385.0 million. These amounts exclude a $15.0 million clinical development and regulatory milestone achieved in October 2022 under the Gilead License Agreement. As of September 30, 2022, we had cash, cash equivalents and investments of $130.3 million.
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
Due to our significant research and development expenditures, we have generated substantial operating losses since inception. We have incurred an accumulated deficit of $343.8 million through September 30, 2022. We expect to incur substantial additional losses in the future as we continue to advance our programs. Based on our current research and development plans, we expect that our existing cash, cash equivalents and investments of $130.3 million as of September 30, 2022, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. However, we have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our capital resources sooner than we expect. The timing and amount of our operating expenditures will depend largely on:
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
Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(88,111)	$(55,293)
Investing activities	69,251	(38,830)
Financing activities	442	91,995
Net decrease in cash, cash equivalents and restricted cash	$(18,418)	$(2,128)

Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2022 was $88.1 million, compared to net cash used in operating activities of $55.3 million for the nine months ended September 30, 2021. Cash used in operating activities increased by $32.8 million due to increased net loss during the nine months ended September 30, 2022 driven by increased operating expenses and no revenue recognition under the Gilead License Agreement as compared to the nine months ended September 30, 2021.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2022 was $69.3 million, compared to net cash used in investing activities of $38.8 million for the nine months ended September 30, 2021. Cash provided by investing activities increased by $108.1 million due to decreased purchases of investments and timing of maturities for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2022 was $0.4 million, compared to net cash provided by financing activities of $92.0 million for the nine months ended September 30, 2021. Cash provided by financing activities decreased by $91.6 million primarily due to proceeds of $90.8 million received from our follow-on public offering and 2019 ATM Offering completed during the first quarter of 2021 while no proceeds were received from financing facilities during the nine months ended September 30, 2022.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

JOUNCE THERAPEUTICS, INC.

Date: November 10, 2022	By:	/s/ Kim C. Drapkin
Kim C. Drapkin
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)