Form 10-K
period 2022-12-31
Jounce Therapeutics, Inc.
filed 2023-03-10
CIK 1640455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
FORM 10-K
________________________________________________________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

    Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

    As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $125,400,228, based upon the closing price of the registrant’s Common Stock on June 30, 2022.
    As of March 7, 2023, there were 52,140,277 shares of common stock, $0.001 par value per share, outstanding.
Documents Incorporated by Reference
    Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
The words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “target,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:
•our expectations with respect to our proposed business combination with Redx Pharma plc, including with respect to matters of closing timing, closing conditions, anticipated financial impact of the business combination, potential benefits of the business combination, and related integration matters, among other things;
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
•our estimates regarding expenses, including potential cost savings from our reduction in force, future revenue, capital requirements and needs for additional financing; and
•the impact of laws and regulations.
There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors” in Part I, Item 1A that could cause actual results or events to differ materially from the forward-looking statements that we make. Except with respect to specific statements about the proposed business combination with Redx Pharma plc, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.
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

Summary of Risk Factors
Below is a summary of the principal risk factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the Securities and Exchange Commission, or SEC, before making an investment decision regarding our common stock.
•We may be unable to complete our proposed business combination with Redx Pharma plc, or otherwise realize the benefits of the proposed business combination, which could have a material adverse effect on us, and we are exposed to significant risks relating to the proposed business combination with Redx Pharma plc.
•Failure to consummate our proposed business combination with Redx Pharma plc may result in additional expenditures of money and resources, subject us to business uncertainties that could adversely affect our business and operations, and/or reduce the anticipated benefits of the proposed business combination
•We are early in our development efforts. If we are unable to advance our product candidates through clinical development, advance future product candidates to clinical development or obtain marketing approval and ultimately commercialize any product candidates, our business will be materially harmed.
•Clinical product development involves a lengthy and expensive process, with an uncertain outcome. We will incur additional costs in connection with, and may experience delays, in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
•If we encounter difficulties retaining patients in our clinical trials or enrolling patients in future trials, if any, our clinical development activities could be delayed or otherwise be adversely affected.
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

•We may depend on third parties for the development and commercialization of our product candidates.
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
•We are highly dependent on our key personnel, and if we are not successful in motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
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
Business Combination with Redx
On February 23, 2023, we announced that we had reached an agreement on the terms of a recommended all-share combination, or the Scheme, between us and Redx Pharma plc, or Redx, a clinical-stage biotechnology company incorporated in England and Wales. In connection with the proposed transaction, (i) we entered into a Co-operation Agreement with Redx on February 23, 2023 and (ii) we and one of our wholly-owned subsidiaries, or Merger Sub, entered into a merger agreement with RM Special Holdings 3, LLC, an entity controlled by Redmile Group, LLC, or RM3, which contemplates a merger transaction among us, RM3 and Merger Sub, or the Merger. The Merger and the Scheme are collectively referred to as the Business Combination.
The Scheme will be implemented by means of a court-sanctioned scheme of arrangement under the U.K. Companies Act 2006, as amended, immediately preceded by the Merger, which together will result in Jounce owning the entire issued and to be issued ordinary share capital of Redx. Under the terms of the Scheme, holders of ordinary shares of Redx will be entitled to receive 0.2105 shares of our common stock per ordinary share, subject to adjustment in the event of a reverse stock split. Completion of the Business Combination is subject to certain closing conditions, including, among others, (i) the approval of the Scheme by a majority in number of Redx’s shareholders present and voting (and entitled to vote) at the meeting(s) of Redx’s shareholders, representing not less than 75 percent in value of the Redx shares held by such shareholders (or the relevant class or classes thereof), (ii) the sanction of the Scheme by the High Court of Justice of England and Wales, (iii) the approval of the issuance of common stock by our stockholders in connection with the Business Combination, and (iv) the Scheme becoming effective no later than July 31, 2023, which date may be extended by mutual agreement of the parties. Subject to the approval of our stockholders, we intend to conduct a 5:1 reverse stock split of our common stock in conjunction with the Business Combination. We expect that, subject to the satisfaction or waiver of all relevant conditions, the Business Combination will be completed in the second quarter of 2023. However, there is no assurance that the Business Combination will be consummated on the proposed terms, timing or at all.
At or prior to the closing of the Business Combination, we plan to enter into a Contingent Value Rights Agreement, or CVR Agreement, with a rights agent and a representative, agent and attorney-in-fact of the holders of contingent value rights, or CVRs. We expect to distribute CVRs to our stockholders of record and holders of vested options to purchase common stock immediately prior to the closing of the Business Combination in the form of a dividend in respect of each outstanding share of our common stock or vested option to purchase common stock. Each CVR will represent a contractual right to receive contingent cash payments upon our receipt of 80% net proceeds payable, if any, from any license or disposition of any or all rights to JTX-8064, vopratelimab, pimivalimab, and two preclinical programs, JTX-1484 and JTX-2134, that occurs within one year of the closing time of the Business Combination, subject to a six-month adjustment in certain circumstances. In the event that no disposition is made within such period, holders of CVRs will not receive any payment pursuant to the CVR Agreement.
Jounce Programs
Our JTX-8064 program is being developed for patients with either PD-(L)1 inhibitor resistant or PD-(L)1 inhibitor sensitive tumors. JTX-8064 is the first tumor-associated macrophage candidate to emerge from our Translational Science Platform. JTX-8064 is a monoclonal antibody that binds to Leukocyte Immunoglobulin Like Receptor B2, or LILRB2 (also known as ILT4), which is a cell surface receptor expressed on macrophages and other myeloid cells. Our INNATE clinical trial is a Phase 1/2 clinical trial of JTX-8064 as a monotherapy and in combination with our PD-1 inhibitor, pimivalimab, in patients with solid tumors. The Phase 2 portion of the INNATE trial is comprised of one monotherapy and eight combination indication-specific expansion cohorts.

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
Although we believe data in both the SELECT and INNATE clinical trials is intriguing, neither study has demonstrated clinical activity sufficient to create the value necessary for Jounce to independently advance these programs to the next stage of development. As a result, we plan to seek business development opportunities for both the JTX-8064 and vopratelimab programs. In the event that the Business Combination is consummated and the CVR Agreement is signed, both of these programs will be part of the CVR.
Pimivalimab is a clinical-stage anti-PD-1 monoclonal antibody that we are developing primarily for use in combination with our product candidates, as we believe that combination therapy has the potential to be a mainstay of cancer immunotherapy. We presented safety and preliminary efficacy data from our monotherapy Phase 1 clinical trial of pimivalimab in 2019. Based on the results of that clinical trial, we are using pimivalimab in combination with JTX-8064 in INNATE and vopratelimab in SELECT. In the event that the Business Combination is consummated and the CVR Agreement is signed, this program will be part of the CVR.
GS-1811, formerly JTX-1811, which we sold to Gilead Sciences, Inc., or Gilead, in December 2022, was our fourth internally developed program to enter the clinic.
JTX-1484 is a monoclonal antibody designed to block human Leukocyte Immunoglobulin Like Receptor B4, or LILRB4 (also known as ILT3), on various myeloid cells which we believe may lead to reduced immune suppression and enhancement of T cell functionality. We are currently conducting investigational new drug application, or IND, enabling activities for JTX-1484. In the event that the Business Combination is consummated and the CVR Agreement is signed, this program will be part of the CVR.
JTX-2134 is a monoclonal antibody designed to block human LILRB1 on various myeloid cells, as well as on subsets of NK and T cells, which we believe may lead to reduced immune suppression and enhancement of T and NK cell functionality. We have identified a Development Candidate for the JTX-2134 program, but have decided not to initiate IND-enabling studies at this time. In the event that the Business Combination is consummated and the CVR Agreement is signed, this program will be part of the CVR.
With our biomarker-driven approach, we leverage our Translational Science Platform to interrogate cell types within the human tumor microenvironment, or TME, and to identify and prioritize targets across a broad spectrum of immune and non-immune cell types. In addition, early in the development process, we use our Translational Science Platform to identify potential predictive biomarkers to enable us to enrich our clinical trials for patient populations that may be more likely to respond to a particular immunotherapy. Once clinical data is available for a product candidate, we then use a reverse translational approach to interrogate tumor and blood samples from patients with known outcomes. By using these reverse translational findings, we believe we are better able to design clinical trials and more efficiently develop cancer immunotherapies that potentially provide greater benefit to patients. We believe these biomarker results, coordinated to clinical response, will assist with isolating the contribution of our cancer immunotherapies to clinical activity in a combination therapy setting.
Our Strategy
We aim to build a multi-product company that discovers, develops and commercializes first-in-class and/or best in class novel therapeutics and combination approaches for patients who are less likely to respond, or who have experienced limited or no response, to currently approved therapies.
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
The promise of long-lasting benefit to cancer patients has led to heightened enthusiasm for these types of immunotherapy products and the rapid expansion of the market opportunity. The current market for immunotherapies is estimated to be $54 billion, and the overall market for immunotherapy is expected to expand over the next five years, with a 2028 market size estimated to be $94 billion across solid and blood-based tumors according to market reports.
Our Product Pipeline
We have developed a pipeline of immunotherapies that we believe will provide a meaningful and long-lasting benefit to cancer patients. The following table depicts our current pipeline:

Development Programs
JTX-8064: An Anti-LILRB2 (ILT4) Antibody Designed to Reprogram Macrophages
JTX-8064 is a humanized IgG4, anti-LILRB2 monoclonal antibody designed to reprogram macrophages. Specifically, it binds to Leukocyte Immunoglobulin Like Receptor B2 (LILRB2/ILT4) and block interactions with its ligands. We are currently assessing JTX-8064 in INNATE, a Phase 1/2 clinical study of JTX-8064 as a monotherapy and in combination with pimivalimab. We began enrolling patients in INNATE in January 2021, and have completed enrollment in one monotherapy and eight indication-specific combination expansion cohorts, which are designed to demonstrate proof-of-concept. INNATE will assess pharmacodynamic and potential predictive biomarkers with the aim of informing the future clinical development of JTX-8064.
The expansion cohorts are studying tumor types in three groups of patients: (i) PD-(L)1 inhibitor experienced patients whose tumors progressed on or after treatment with a PD-(L)1 inhibitor (including non-small cell lung cancer, or NSCLC), (ii) PD-(L)1 inhibitor naïve patients whose tumors are historically resistant to PD-(L)1 inhibitors (including ovarian cancer), and (iii) PD-(L)1 inhibitor naïve patients whose tumors are historically more sensitive to PD-(L)1 inhibitors (including front line PD-L1 positive head and neck squamous cell carcinoma, or HNSCC). Each Phase 2, proof-of-concept, or POC, expansion cohort is designed as a Simon’s 2 stage. Once the first stage of a cohort meets prespecified response criteria to further expand, the second stage may open and enroll additional patients. Two of our Phase 2 combination cohorts have expanded, and are third/fourth line platinum resistant PD-(L)1 inhibitor naive ovarian and second/third line PD-(L)1 inhibitor experienced clear cell renal cell carcinoma. Although second/third line PD-(L)1 inhibitor experienced HNSCC met prespecified criteria to continue expansion, we do not anticipate expanding this cohort. We believe we have seen signs of clinical activity of JTX-8064 but not broad activity leading to proof-of-concept. We reported clinical data on all Phase 1 dose escalation patients at the ESMO Immuno-Oncology Annual Congress in December 2022.
Vopratelimab: An Anti-ICOS Antibody Immunotherapy
Vopratelimab is a clinical-stage monoclonal antibody that binds to and activates ICOS, a protein on the surface of certain T cells. We believe that vopratelimab’s mechanism of action engages CD4 T cells and enables a different element of the immune response than PD-(L)1 inhibitors, which act primarily on CD8 T cells. Our ongoing Phase 2 SELECT clinical trial of vopratelimab is a randomized trial outside the United States with TISvopra biomarker-selected, immunotherapy-naive second-line NSCLC patients. The design of SELECT was informed by data suggesting that high expression of ICOS per T cell is necessary for vopratelimab to drive the activation of T effector cells.
We initiated SELECT in October 2020 to assess vopratelimab in combination with pimivalimab compared to pimivalimab alone. We identified patients for SELECT using TISvopra, an 18 gene signature that includes genes relevant to both CD8 and CD4 T cell biology. TISvopra has been optimized to predict for clinical benefit in patients treated with vopratelimab alone or in combination with nivolumab. The two doses under investigation have different patterns of pulsatile target engagement, which we believe may be important for an agonist antibody. Although, as we announced in August 2022, the trial did not meet the primary endpoint for the combined dose cohorts and will not be expanded into registrational studies at this time, we believe that both the data for the primary endpoint and the RECIST 1.1 secondary endpoints for the low dose cohort are encouraging. In addition, there is preclinical data and biologic rationale for improved activity with pulsatile target engagement by an agonist.
Pimivalimab: An Anti-PD-1 Antibody for Combination Therapy
Combination therapy aimed at multiple targets has become an important element of immunotherapy development efforts with the goal of creating improved, long-lasting responses. PD-(L)1 inhibitors are anticipated to play a key role in combination therapies. For this reason, we are developing our own anti-PD-1 monoclonal antibody, pimivalimab, primarily for use in combination with future product candidates. Pimivalimab is currently being used in combination with vopratelimab in SELECT and JTX-8064 in INNATE. As presented in December 2022, pimivalimab monotherapy continues to demonstrate expected clinical activity and have an acceptable safety profile.
JTX-1484: An Anti-LILRB4 Antibody Designed to Reduce Myeloid-mediated Immune Suppression
JTX-1484 is a monoclonal antibody designed to block human LILRB4 on various myeloid cells which we believe may lead to reduced immune suppression and enhancement of T cell functionality. We are currently conducting IND-enabling activities for JTX-1484.
JTX-2134: An Anti-LILRB1 Antibody Designed to Reduce Myeloid-mediated Immune Suppression and Activate T and NK Cells
JTX-2134 is a monoclonal antibody designed to block human LILRB1 on various myeloid cells, as well as on subsets of natural killer cells, or NK cells, and T cells, which we believe may lead to reduced immune suppression and enhancement of T and NK cell functionality. We have decided not to initiate IND-enabling studies for JTX-2134 at this time.
Discovery Programs
With our focus on bringing the right immunotherapy to the right patients, we have invested in our Translational Science Platform as we believe that the systematic interrogation of the immune make-up of human tumors gives us the ability to target different cell types within the TME beyond the T effector cells that are the focus of currently-approved therapies. We can also use our Translational Science Platform and biomarker efforts to inform our clinical strategy by identifying specific patient populations within or across different types of cancer. This may enable us to fully exploit the promise of immunotherapy in cancer by allowing us to pursue tumor types not currently served by therapies that target the T effector arm of the adaptive immune system, as well as potentially convert the TME from an immunosuppressive environment to an immune activating environment and tailor our approach to both PD-(L)1-inhibitor resistant and PD-(L)1-inhibitor sensitive tumors. To this end, we are currently advancing a number of preclinical programs.
We are leveraging our Translational Science Platform to systematically and comprehensively interrogate cell types within the TME with the goal of enabling us to develop therapies for patients who have yet to benefit from immunotherapies. We aim to identify targets tied to cell types of interest, including myeloid cells such as macrophages, T regulatory cells and non-immune cells, and design mono- and multi-specific therapies using these targets.
Agreements with Gilead
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
On October 31, 2022, the Company and Gilead entered into a letter agreement (the “2022 Letter Agreement”) to deem a $15.0 million clinical development and regulatory milestone under the Gilead Licensed Agreement earned. The Company determined that the 2022 Letter Agreement did not change the scope of performance obligations under the Gilead License Agreement as the $15.0 million milestone existed under the original agreement.
In December 2022, we entered into an asset purchase and license amendment agreement with Gilead pursuant to which Gilead paid us $67.0 million in exchange for the elimination of all remaining financial obligations of Gilead to us under the Gilead License Agreement and for the transfer to Gilead of certain patents and know-how related to GS-1811 and related licensed products under the Gilead License Agreement.
Manufacturing
We rely on and will continue to rely on our contract manufacturing organizations, or CMOs, for both drug substance and drug product. As of now, all of our manufacturing is outsourced to well-established third-party manufacturers. We have entered into long-term contracts with CMOs for drug supply of JTX-8064, vopratelimab, pimivalimab and JTX-1484.

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
Any product candidates that we successfully develop and commercialize will compete with currently approved therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products. Potentially competitive therapies fall primarily into the following groups of treatment:
•traditional cancer therapies, including chemotherapy and targeted therapies;
•three anti-ILT4 (LILRB2) specific antibody programs in clinical trials, being developed by Merck & Co., Inc., or Merck, and Immune-Onc Therapeutics, Inc., or Immune-Onc, and Bristol Myers Squibb, or BMS;
•a dual antagonist anti-ILT4/ILT2 (LILRB1) antibody program in a clinical trial, being developed by NGM Biopharmaceuticals, Inc., or NGM;
•a clinical-stage anti-ICOS agonist antibody programs in clinical trials, being developed by Sanofi S.A.;
•a bispecific anti-ICOS and anti-PD-1 antibody program in clinical development being developed by Xencor, Inc.;
•three clinical-stage anti-ILT3 (LILRB4) antibody programs, in clinical trials being developed by Merck, Immune-Onc and NGM;
•two clinical-stage anti-ILT2 (LILRB1) antibody programs, in clinical trials being developed by Sanofi S.A. and Agenus Inc.;
•approved immunotherapy antibodies, including approved anti-CTLA 4 antibodies (Yervoy®, marketed by BMS, and Imjudo®, marketed by AstraZeneca), approved anti-PD-1/anti-PD-L1 antibodies (Bavencio®, Keytruda®, Libtayo®, Opdivo®, Tecentriq®, Imfinzi®, and Jemperli marketed by Merck KGaA and Pfizer, Inc., Merck, Regeneron Pharmaceuticals, Inc., BMS, Genentech, Inc., AstraZeneca PLC, and GSK, respectively), and an approved anti-LAG3 antibody (Opdulag™, marketed by BMS as a fixed dose combination with Opdivo®);
•anti-PD-1/anti-PD-L1 immunotherapy antibodies in clinical development;
•other agonist and antagonist immunotherapy antibodies in clinical development; and
•cell therapies. antibody-drug conjugates, bi-specific antibodies, and other therapies targeting T regulatory cells and B cells, macrophages and other immune cell types that are in clinical development.
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
Intellectual Property
Our intellectual property is critical to our business and we strive to protect it, including by obtaining and maintaining patent protection in the United States and internationally for our product candidates, novel biological discoveries, including new targets and applications, and other inventions that are important to our business. For our product candidates, generally we intend to first pursue patent protection covering both compositions of matter and methods of use. As we continue the development of our product candidates, we intend to identify additional means of obtaining patent protection that would potentially enhance commercial success, including through additional methods of use and biomarker related claims.
The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our product candidates. As of March 7, 2023, with respect to JTX-8064 patent rights, we own two pending U.S. non-provisional applications, twenty-four pending foreign patents and patent applications, and one pending Patent Cooperation Treaty, or PCT, application within two patent families that cover compositions of matter and methods of use, and we own two issued U.S. patents and one issued foreign patent that covers methods of use and compositions of matter. As of March 7, 2023, with respect to vopratelimab patent rights, we own ten pending U.S. non-provisional applications, forty-one pending foreign patents and patent applications within ten patent families that cover compositions of matter and methods of use and ICOS-related biomarkers, and we own four issued U.S. patents, one issued European patent and thirteen issued foreign patents that cover compositions of matter and methods of use. As of March 7, 2023, with respect to pimivalimab patent rights, we own two pending U.S. non-provisional applications, and twenty-one pending foreign patents and patent applications within two patent families that cover compositions of matter and methods of use, and we own two issued U.S. patents, one issued European patent and six issued foreign patents that cover compositions of matter and methods of use. As of March 7, 2023, with respect to JTX-1484, we own two pending U.S. provisional applications that cover compositions of matter and methods of use. As of March 7, 2023, with respect to the LILRB1 discovery program, we own one pending U.S. provisional application that covers compositions of matter and methods of use. As of March 7, 2023, with respect to undisclosed discovery programs, we own two pending U.S. provisional applications that cover compositions of matter and methods of use.
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
We also rely on unpatented know-how, inventions and other proprietary information relating to JTX-8064, vopratelimab, pimivalimab, JTX-1484, our future product candidates and our Translational Science Platform. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property. However, such confidentiality agreements and invention assignment agreements can be breached, and we may not have adequate remedies for any such breach. For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors—Risks Related to Intellectual Property.”
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

U.S. Drug Development
In the United States, the FDA approves and regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. Biological products, or biologics, are licensed for marketing under the Public Health Service Act, or PHSA, and regulated under the FDCA and its implementing regulations. Both drugs and biologics also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.
Our product candidates must be approved by the FDA through either a New Drug Application, or NDA, or Biologics License Application, or BLA, process before they may be legally marketed in the United States. We expect JTX-8064, vopratelimab, pimivalimab, JTX-1484 and future product candidates to be regulated by the FDA as biologics and require the submission of a BLA prior be being marketed in the United States. A company, institution or organization which takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a sponsor. A sponsor seeking approval of a new drug or biologic in the United States must generally complete each of the following steps:
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
Preclinical Studies and IND
The preclinical developmental stage generally involves laboratory evaluations of product chemistry, formulation and stability, as well as in vitro and animal studies to evaluate toxicity, assess the potential for adverse events and, in some cases, establish a rationale for therapeutic use. These studies are typically referred to as IND-enabling studies. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, to the FDA as part of an IND.
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
In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.
In March 2022, the FDA released final guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology biological product development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to product development and reduce developmental costs and time.
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
Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Although the FDA has historically not enforced these reporting requirements due to HHS’s long delay in issuing final implementing regulations, those regulations have now been issued and the FDA has issued several Notices of Noncompliance to sponsors since April 2021.
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
Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA or BLA must be accompanied by a user fee. Under federal law, the submission of most applications is subject to an application user fee, which for federal fiscal year 2023 is approximately $3.25 million for an application requiring clinical data. The sponsor of an approved application is also subject to an annual program fee, which for federal fiscal year 2023 is more than $394,000. These fees may be increased or decreased annually, and fee waivers, reductions or deferrals are available in certain circumstances.

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
Before approving an application, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with a BLA submission, including component manufacturing (e.g., active pharmaceutical ingredients), finished product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.
Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. With passage of FDORA, Congress clarified FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to FDA as well as other persons holding study records or involved in the study process. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. Additionally, the FDA may audit data from clinical trials to ensure compliance with GCP requirements and likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the sponsor during the review process.
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
In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the agency to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, FDA announced that, in matters beyond the scope of that court order, FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.
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
With passage of FDORA, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months until the study is completed, and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the FDA to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.
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
Pediatric Information
Under the Pediatric Research Equity Act, or PREA, an NDA or BLA or supplement to an NDA or BLA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The assessment must also support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act, or FDASIA, requires the submission of a pediatric study plan prior to the assessment of data, which must contain proposed pediatric study, including study design and objectives, any deferral or waiver requests, and any other information required by regulation. The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law now requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response.
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
It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act, or PIE Act, in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.
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
The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States.

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

An abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, an FDA-licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009 as part of the Affordable Care Act. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or trials. Complexities associated with the larger, and often more complex, structure of biological products as compared to small molecule drugs, as well as the processes by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA. In December 2022, Congress clarified through FDORA that the FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the first day on which such a product is approved as interchangeable with the reference product.
A reference biological product is granted twelve years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. It is necessary to determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity and, for subsequent applications, such determinations are made a case-by-case basis with data submitted by the sponsor. To date, the FDA has approved a number of biosimilars and the first interchangeable biosimilar product was approved in July 2021 and a second product previously approved as a biosimilar was designated as interchangeable in October 2021. The FDA has also issued numerous guidance documents outlining its approach to reviewing and licensing biosimilars and interchangeable biosimilars under the PHSA, including a draft guidance issued in November 2020 that seeks to provide additional clarity to manufacturers of interchangeable biosimilars.
Pediatric Exclusivity
Pediatric exclusivity is another type of regulatory exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods and, for drug products, also existing patents. This six-month exclusivity may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patents that cover the product are extended by six months.
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
Beyond streamlining the process, the new regulation includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.
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
Marketing Authorization
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
Since a significant proportion of the regulatory framework for pharmaceutical products in the U.K. covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. For example, the U.K. is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the U.K. Until December 31, 2023, it is possible for the MHRA to rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure.
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

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-US Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our clinical operations in the EU.
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
Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, in August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The IRA has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. The Centers for Medicare & Medicaid Services may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The IRA also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at 2,000 a year.
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
Human Capital
As of December 31, 2022, we had 141 full-time employees. Of these full-time employees, 47 have Ph.D. or M.D. degrees and 108 are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
In February 2023, we announced a reduction in force of approximately 57% of our workforce to preserve our cash resources. In connection with the closing of the Business Combination, we expect to reduce our workforce by an additional 9%. For individuals affected by our reduction in force, we are providing them with market-based severance, COBRA subsidy and outplacement assistance. For retained employees, we have provided them with additional incentives to stay with us and facilitate business continuity.
The biotechnology industry is very competitive and retaining our employees is important to the continued success of our business. We provide employees with competitive salaries and bonuses, opportunities for equity ownership, including stock-based compensation awards. We also offer comprehensive work-life benefits, including health, dental, income protection, such as life insurance and retirement savings programs. We regularly benchmark these benefits against our industry peers to ensure we remain competitive.
We strive to create a workplace that reflects the diversity of cancer patients, and where all feel included and valued because of their differences. Our commitment to diversity, inclusion and equity begins with our management team: six of our ten members are women or from diverse racial and ethnic groups. Our Board of Directors also reflects this commitment: four of our eight members are women and/or from a diverse racial and ethnic group.

Corporate Information
Our principal offices are located at 780 Memorial Drive, Cambridge, MA 02139, and our telephone number is (857) 259-3840.
We are a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during our most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. As a smaller reporting company we have chosen to present only the two most recent fiscal years of audited financial statements and smaller reporting companies have reduced disclosure obligations regarding executive compensation.
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
Risks Related to Proposed Business Combination with Redx Pharma plc
Consummation of the Business Combination with Redx Pharma plc, or Redx, is subject to approval by Redx’s shareholders, the sanction of the High Court of Justice of England and Wales, or the Court, and satisfaction of other closing conditions, including our stockholders’ approval of the issuance of new shares of common stock, which, if delayed or not granted or granted with unacceptable conditions, may prevent, delay or impair the consummation of the transaction, result in additional expenditures of money and resources, subject us to business uncertainties that could adversely affect our business and operations, and/or reduce the anticipated benefits of the Business Combination.
On February 23, 2023, we and Redx issued an announcement disclosing the agreed terms of a proposed all share merger transaction for the entire issued and to be issued share capital of Redx, to be effected by means of a Court sanctioned scheme of arrangement under Part 26 of the U.K. Companies Act 2006, or the Scheme, immediately preceded by a merger transaction between RM Special Holdings 3, LLC, an entity controlled by Redmile, and us and one of our wholly-owned subsidiaries, or the Merger. The Merger and the Scheme are collectively referred to as the Business Combination. Completion of the Business Combination is subject to certain closing conditions, including, among others, (i) the approval of the scheme of arrangement by a majority in number of Redx’s shareholders present and voting (and entitled to vote) at the meeting(s) of Redx’s shareholders, representing not less than 75 percent in value of the Redx shares held by such shareholders (or the relevant class or classes thereof), (ii) the sanction of the Scheme by the Court, and (iii) the Scheme becoming effective no later than July 31, 2023, which date may be extended by mutual agreement of the parties. The issuance of new shares in connection with the Business Combination must be approved by a majority of our stockholders present and entitled to vote at a meeting of stockholders. Moreover, as a condition to its approval of the Scheme, the Court may impose modifications, additions or conditions to the terms of the Business Combination. Any such modifications, additions or conditions imposed by the Court and agreed by us and Redx could jeopardize or delay the effective time of the scheme of arrangement or reduce the anticipated benefits of the transaction. Further, no assurance can be given that the required closing conditions will be satisfied on the anticipated timing or at all or that the Business Combination will be successfully consummated on the anticipated terms, or at all. The occurrence of any of the foregoing could result in a failure to close the Business Combination, reduce the anticipated benefits of the Business Combination and have a material adverse effect on our business, financial condition and results of operations.
Until the completion of the transaction, we will operate independently of Redx. It is possible that during the pendency of the transaction, we may be subject to business uncertainties that could adversely affect our business and operations, including the loss of key employees, higher than expected costs, or diversion of management attention, which may adversely affect the combined company’s ability to maintain relationships with vendors and employees or to achieve the anticipated benefits of the transaction. Further, if the transaction is not completed for any reason, the price of our common stock may decline to the extent that current market prices reflect a market assumption that the transaction will be completed, and the perception of the effectiveness of our management and our company may suffer in the marketplace. In addition, some costs related to the transaction must be paid whether or not it is completed.
Even if we successfully consummate the Business Combination with Redx, we may fail to realize all of the anticipated benefits of the transaction, those benefits may take longer to realize than expected, or we may encounter integration difficulties.
Our ability to realize the anticipated benefits of the Business Combination will depend, to a large extent, on our ability to integrate with Redx. We will need to devote significant attention and resources combining our antibody drug discovery activities with their clinical and preclinical activities to develop small molecule targeted therapeutics. The process may be disruptive to our business and the expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of the transaction could adversely affect our business and financial condition.
Our ability to realize the anticipated benefits of the Business Combination is expected to entail numerous material potential difficulties, including, among others:
•the diversion of employee attention to integration matters;

•difficulties in achieving anticipated business opportunities and growth prospects from the acquisition; and
•potential unknown liabilities, adverse consequences, unforeseen increased expenses or other unanticipated problems associated with the transaction.
Moreover, Redx is a United Kingdom based company, which, in addition to requiring us to manage a larger global operation than we have previously, will add complexity to our integration efforts. Many of these factors are outside of our control, and any one of them could result in increased costs and further diversion of employee time and energy, which could materially impact our business and financial condition.
All of these factors could decrease or delay the expected benefits of the transaction and negatively impact our stock price. As a result, it cannot be assured that the pending transaction with Redx will result in the full realization of the benefits anticipated from the transaction within the anticipated time frames or at all.
Additionally, the issuance of our common stock to complete this transaction will be dilutive to our existing stockholders and by investing in this transaction, we may forego or delay pursuit of other opportunities.
If the Business Combination is not completed, we may not be able to identify or complete an alternative strategic transaction on terms that are as favorable as the terms of the proposed transaction with Redx, or at all, and we may be unable to reestablish a viable operating business.
We have not generated revenue from any product sales and do not expect to generate any significant revenues until we successfully complete development of our first product, including obtaining all required regulatory approvals, and we are able to successfully commercialize the product through sales and licensing. In February 2023, we announced that neither of our SELECT and INNATE clinical trials has demonstrated clinical activity sufficient to create the value necessary for us to independently advance our JTX-8064 and vopratelimab programs to the next stage of development. We have conducted a process of evaluating strategic alternatives to maximize stockholder value and are continuing to explore business development opportunities for JTX-8064, vopratelimab, pimivalimab and two of our preclinical programs, JTX-1484 and JTX-2134.
Our assets currently consist primarily of cash, cash equivalents and our intellectual property portfolio. Additionally, our listing on The Nasdaq Global Select Market may make us attractive to certain potential counterparties to a strategic transaction. If the Business Combination is not completed, our board of directors may elect to pursue an alternative strategic transaction. Attempting to complete an alternative transaction will be costly and time consuming. If the Business Combination is not completed and our board of directors determines to pursue an alternative transaction, the terms of any such alternative transaction may not be as favorable to us and our stockholders as the terms of the Business Combination with Redx. We can make no assurances that such an alternative transaction would occur at all. Further, if the Business Combination is not completed, given the level of investment and time that would be required to continue development of our existing product candidates or acquire new product candidates, it is unlikely that we would be able to obtain the funding required to recommence our product development activities on terms favorable to our stockholders, or at all.
We are devoting a significant portion of our time and resources to consummating the Business Combination; however, there can be no assurance that such activities will result in the consummation of the Business Combination or that such transaction will deliver the anticipated benefits or enhance stockholder value. Any delay in completing the Business Combination may materially and adversely affect the timing and benefits that are expected to be achieved from the Business Combination.
Our stockholders may not receive any payment on the CVRs, and the CVRs may expire valueless.
If the Business Combination is completed, the right of our stockholders to receive any future payment for or derive any value from the contingent value rights, or CVRs, contemplated as part of the transaction will be contingent solely upon the license or disposition of any or all rights to JTX-8064, vopratelimab, pimivalimab, and two preclinical programs, JTX-1484 and JTX-2134, that occurs within one year of the closing time of the Business Combination, subject to a six-month adjustment in certain circumstances. There is no guarantee that we will be able to successfully partner or sell any of these assets. In the event that no disposition is made within such period, holders of CVRs will not receive any payment under the proposed CVR Agreement.
Furthermore, the CVRs will be unsecured obligations of the combined company and all payments under the CVRs, all other obligations under the CVR Agreement and the CVRs and any rights or claims relating thereto may be subordinated in right of payment to the prior payment in full of all current or future senior obligations of the combined company.

There will be risks associated with the Business Combination.
There will be risks associated with the Business Combination, which we will discuss more fully in the Proxy Statement on Schedule 14A that we expect to file in connection with seeking stockholder approval for the Business Combination with Redx. Any of these risks could result in a material adverse effect on our financial condition, business or prospects.
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
We are early in our development efforts: JTX-8064, vopratelimab and pimivalimab are our clinical-stage product candidates, and future product candidates, including JTX-1484 and JTX-2134, are in preclinical or earlier stages of development. We have invested substantially all of our efforts and financial resources in the identification of targets and early stage, preclinical and clinical development of monoclonal antibodies, including the development of JTX-8064, vopratelimab, pimivalimab and JTX-1484.
Our other efforts have been invested in early stage, preclinical and earlier development programs. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our current and/or future product candidates, which may never occur. We currently generate no revenues from sales of any products, and we may never be able to develop or commercialize a marketable product. Our current and future product candidates will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenues from product sales. In February 2023, we announced that neither of our SELECT and INNATE clinical trials has demonstrated clinical activity sufficient to create the value necessary for us to independently advance our JTX-8064 and vopratelimab programs to the next stage of development. The success of our current and future product candidates will depend on several factors, including the following:
•successful identification of and engagement with potential partners to advance our JTX-8064 and vopratelimab programs;
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
Clinical product development involves a lengthy and expensive process, with an uncertain outcome. We will incur additional costs in connection with, and may experience delays, in completing, or ultimately be unable to complete, the development and commercialization of our current and future product candidates.
The risk of failure for our product candidates at any stage of clinical or preclinical development is high. It is impossible to predict when or if our current and future product candidates will prove effective and safe in humans and will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our current and future product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete or may be delayed and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. For example, in August 2022, we announced that our SELECT Phase 2 clinical trial of evaluating vopratelimab in non-small cell lung cancer patients failed to reach its primary endpoint. Additionally, although we believe we have seen signs of clinical activity of JTX-8064, we have not seen broad activity leading to proof-of-concept. In February 2023, we announced that neither our SELECT or INNATE trials had demonstrated clinical activity sufficient for us to independently advance our JTX-8064 and vopratelimab programs. The outcome of preclinical development and testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Our preclinical studies and clinical trials may not be successful.
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
If we encounter difficulties retaining patients in our clinical trials or enrolling patients in future trials, if any, our clinical development activities could be delayed or otherwise be adversely affected.
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
Significant clinical trial delays could shorten any periods during which we may have the exclusive right to commercialize our products, allow our competitors to bring products to market before we do or impair our ability to successfully commercialize our products, which would harm our business and results of operations. Delays in patient enrollment in any future clinical trial may result in increased costs or may affect the timing or outcome of the clinical trials, which could prevent completion of such trials and adversely affect our ability to advance the development of our current and future product candidates.
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
The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the Agency to mean the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. In January 2023, FDA announced that, in matters beyond the scope of that court order, FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA or Congress may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
We may choose not to develop a potential product candidate, or we may suspend or terminate one or more discovery or preclinical programs or our product candidates.
At any time and for any reason, we may determine that one or more of our discovery programs, preclinical programs or product candidates does not have sufficient potential to warrant the allocation of resources toward such program or product candidate. Furthermore, because we have limited financial and personnel resources, we have placed significant focus on the development of our product candidates JTX-8064, vopratelimab and pimivalimab. Accordingly, we may choose not to develop a product candidate or elect to suspend or terminate one or more of our discovery or preclinical programs. For example, in November 2022 we announced that we would seek a partnership with respect to further development of vopratelimab with a PD-1 inhibitor, instead of continuing independently with the SELECT trial. Furthermore, if the Business Combination is consummated, pursuant to the contingent value rights agreement, or CVR Agreement, we plan to seek to license or dispose any or all of the rights to JTX-8064, vopratelimab, pimivalimab and two preclinical programs, JTX-1484 and JTX-2134. If we suspend or terminate a program or product candidate in which we have invested significant resources, we will have expended resources on a program or product candidate that will not provide a full return on our investment. As a result, we may have missed an opportunity to have allocated those resources to potentially more productive uses, including existing or future programs or product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to future product candidates through collaboration, licensing or other royalty arrangements.
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
Although we designed the clinical trials for JTX-8064, vopratelimab and pimivalimab, clinical investigators or CROs have conducted and will complete all of the clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may also face internal challenges that may materially adversely affect the willingness or ability of such parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If the clinical investigators or CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, marketing approval and commercialization of our current and future product candidates may be delayed, or our development programs may be materially and irreversibly harmed. If we are unable to rely on clinical data collected by our clinical investigators and CROs, we could be required to repeat, extend the duration of, or increase the size of any clinical trials we conduct, and this could significantly delay commercialization and require significantly greater expenditures.
If clinical investigators or CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain are compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such clinical investigators or CROs are associated with may be extended, delayed or terminated. For example, in an earlier Phase 2 clinical trial of vopratelimab, due to a site error, we enrolled additional patients to achieve the number of patients required for our statistical analysis. If our clinical trials are extended, delayed or terminated, we believe that our financial results and the commercial prospects for our current and future product candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.
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
If any of our third-party manufacturing and supply partners experience adverse impacts, including shutdowns, staffing shortages, production slowdowns, disruptions in delivery systems or government restrictions or limitations, our supply chain may be disrupted. These impacts may limit our ability to conduct our clinical trials, continue our research and development operations, and manufacture our product candidates for our clinical trials.
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
The process of manufacturing JTX-8064, vopratelimab, pimivalimab and JTX-1484 is complex, highly regulated and subject to several risks. Any adverse developments affecting manufacturing operations for our current or future product candidates, if any are approved, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Additionally, biologics, such as JTX-8064, vopratelimab, pimivalimab and JTX-1484, that have been produced and are stored for later use may degrade, become contaminated, suffer other quality defects or vendor error or may not be used within their shelf life, which may cause the affected product candidates to no longer be suitable for their intended use in clinical trials or other development activities. We currently have enough supply of our product candidates to complete our ongoing clinical trials, and are in the process of scaling down our manufacturing activities. If any of our current supply were to become degraded or contaminated, or otherwise become unsuitable for use, we may not be able to complete our ongoing trials as planned. If the defective product candidates cannot be replaced in a timely fashion, we may incur significant delays in our development programs that could adversely affect the value of such product candidates and, assuming the successful completion of the Business Combination, the likelihood of value being achieved through the CVR.
We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than any of our current or future product candidates, our commercial opportunities will be negatively impacted.
The life sciences industry is highly competitive and subject to rapid and significant technological change. We are currently developing therapeutics that will compete with other products and therapies that currently exist or are being developed, such as approved immunotherapy antibodies, the anti-ILT4 antibodies of Merck & Co., Inc., Immune-Onc Therapeutics, Inc. and Bristol Myers Squibb, the dual antagonist anti-ILT4/ILT2 antibody of NGM Biopharmaceuticals, Inc., the anti-ICOS antibody of Sanofi S.A., Xencor, Inc.’s anti-PD-1 and anti-ICOS bispecific antibody, the anti-ILT3 (LILRB4) antibodies of Merck & Co., Inc., Immune-Onc Therapeutics, Inc. and NGM Biopharmaceuticals, Inc., or the anti-ILT2 (LILRB1) antibodies of Sanofi S.A. and Agenus Inc. Products we may develop in the future are also likely to face competition from other products and therapies, some of which we may not currently be aware. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical.
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
We may form or seek strategic alliances, joint ventures, or collaborations, or enter into licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our current and future product candidates that we may develop. For example, we announced that we are exploring business development opportunities for a third party to further develop JTX-8064 or vopratelimab in combination with a PD-1 inhibitor, and, if the Business Combination is consummated, pursuant to the CVR Agreement, we plan to seek to license or dispose any or all of the rights to JTX-8064, vopratelimab, pimivalimab and two preclinical programs, JTX-1484 and JTX-2134. We may not be able to enter into such a partnership on favorable terms, or at all.
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
Our drug development programs and the potential commercialization of our product candidates will require substantial additional resources. For some of our product candidates, including vopratelimab, pimivalimab and JTX-8064, as well as the JTX-1484 and JTX-2134 preclinical programs, we may decide to collaborate with additional pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.
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
We may also be restricted under existing agreements from entering into future agreements on certain terms with potential collaborators. For example, under the Gilead License Agreement, as amended, we have granted worldwide exclusive rights to Gilead for any antibody or other agent that is specifically directed to CCR8, and this exclusivity would limit our ability to enter into future strategic collaborations with other partners relating to CCR8.
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
The commercial success of our products will depend in part on public acceptance of the use of cancer immunotherapies. Adverse events in clinical trials of any of our current or future product candidates or other similar products and the resulting publicity, as well as any other adverse events in the field of immuno-oncology that may occur, including in connection with third-party therapies such as approved immunotherapy antibodies, the anti-ILT4 antibodies of Merck & Co., Inc., Immune-Onc Therapeutics, Inc. and Bristol Myers Squibb, the dual antagonist anti-ILT4/ILT2 antibody of NGM Biopharmaceuticals, Inc., the anti-ICOS antibody of Sanofi S.A., Xencor, Inc.’s anti-PD-1 and anti-ICOS bispecific antibody, the anti-ILT3 (LILRB4) antibodies of Merck & Co., Inc., Immune-Onc Therapeutics, Inc. and NGM Biopharmaceuticals, Inc. or the he anti-ILT2 (LILRB1) antibodies of Sanofi S.A. and Agenus Inc., could result in a decrease in demand for our product candidates. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our or third-party therapies, our products may not be accepted by the general public or the medical community.
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
The implementation of the ACA is ongoing, and the law appears likely to continue the downward pressure on pharmaceutical pricing. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results. We cannot predict what effect further changes to the ACA would have on our business. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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
We have incurred losses in each year since our inception, except for net income of $56.8 million for the year ended December 31, 2019 as a result of revenue recognized under our prior agreements with Celgene Corporation, and we incurred a net loss of $50.9 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $292.8 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, our current and future product candidates.
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
We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until some time after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in many factors, including:
•completing clinical development of JTX-8064, vopratelimab and pimivalimab (if such programs are not disposed of as contemplated by the CVR Agreement);

•completing preclinical development of JTX-1484 (if such program is not disposed of as contemplated by the CVR Agreement);
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
•negotiating favorable terms in any collaboration, licensing, disposition or other arrangements into which we may enter;
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
Our operations have consumed substantial amounts of cash since inception. As of December 31, 2022, our cash, cash equivalents, short-term and long-term investments were $189.5 million. We expect to continue to spend substantial amounts to continue the clinical trials of JTX-8064, vopratelimab and pimivalimab and the development of JTX-1484, if such programs are not disposed of as contemplated by the CVR Agreement, and future product candidates. If we are able to gain marketing approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize those product candidates to the extent that such launch and commercialization are not the responsibility of a collaborator or a licensee. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and future product candidates. Our future capital requirements depend on many factors, including:
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
If we are unable to obtain adequate financing on favorable terms when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials or research and development programs or our commercialization efforts. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide.
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
Our pending applications cannot be enforced against third parties unless and until a patent issues from such applications and, even after issuance, such patents may be challenged in the courts or patent offices in the United States and abroad. On March 9, 2023, we were not able to successfully defend a European patent in an appeal of an opposition proceeding in the European Patent Office, and it may not be possible to obtain a new issued European patent having claims of a similar scope. Additionally, this and other such proceedings may result in the loss of patent protection, the narrowing of claims in such patents or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical products or limit the duration of the patent protection for our current and future product candidates.
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
Our commercial success depends on our ability and the ability of our current or future licensees or collaborators to develop, manufacture, market and sell our product candidates, and to use our related proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and future product candidates. For example, we are aware of third-party patents or patent applications that may be construed to cover the targets of JTX-8064, vopratelimab, or pimivalimab. If we are found to infringe a third-party’s intellectual property rights, and we are unsuccessful in demonstrating that such intellectual property rights are invalid or unenforceable, we could be required to obtain a license from such third party to continue developing, manufacturing and commercializing our product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing our product candidates. In addition, in any such proceeding or litigation, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications covering the technology that we license to or from third parties. In such cases, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If any of our licensors or licensees fail to prosecute, maintain, enforce and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize our product candidates that are the subject of such licensed rights could be adversely affected. Furthermore, our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties.
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
Risks Related to Employee Matters, Managing our Growth and Other Risks Related to our Business
We are substantially dependent on our remaining employees to facilitate the consummation of the Business Combination.
We have substantially reduced our workforce in connection with the Business Combination with Redx, and in order to preserve cash resources we have implemented plans to reduce our workforce by approximately 57%, and we expect to terminate an additional 9% in connection with the closing of the Business Combination. Our ability to successfully complete the Business Combination depends in large part on our ability to retain certain of our remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of any of these employees could potentially harm our ability to consummate the Business Combination, to achieve the CVR, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.
We are highly dependent on our key personnel, and if we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. Workforce reductions may have an adverse impact on our ability to retain key personnel.
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
We announced a reduction in force of approximately 57% of our workforce in February 2023, which is expected to be substantially complete in the first quarter of 2023. Depending on our need for expense control, we may be required to implement further workforce reductions in the future. The reduction in force included eliminating most positions on our management team, which could adversely affect our business. Further workforce reductions and future expense reductions may not result in efficiencies and anticipated savings and could impact progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidentiality of certain proprietary information and knowledge may not be maintained in the course of any such future employment. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce and expense reductions.
Our Cambridge, Massachusetts headquarters is located in a region that is home to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel is intense and the turnover rate can be high, which may limit our ability to retain or replace highly qualified personnel on acceptable terms or at all.
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
Our network and storage applications and those of CROs and other third parties may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. We have experienced and may in the future experience such unauthorized access. While we continue to invest in data protection and information technology, including providing an information security training and compliance program to our employees, there can be no assurance that our efforts will prevent service interruptions or identify breaches in our systems. It is often difficult to anticipate or immediately detect such incidents and the damage caused by them. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. A security breach, cyber-attack or unauthorized access of our clinical data or other data could damage the integrity of our clinical trials, impact our regulatory filings, cause significant risk to our business, compromise our ability to protect our intellectual property, and subject us to regulatory actions, including under privacy or security rules under federal, state or other international laws protecting confidential information, that could be expensive to defend and could result in significant fines or other penalties. In addition, if a ransomware attack or other cybersecurity incident occurs, either internally or at our vendors or third-party technology service providers, we could be prevented from accessing our data or systems, which may cause interruptions or delays in our business operations, cause us to incur remediation costs, subject us to demands to pay a ransom, or damage our reputation, regardless of whether we pay the ransom amount. Although we maintain a cyber risk management insurance policy, cyber-attacks could cause us to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources. Furthermore, our insurance premiums increase annually, and such insurance may not continue to be available on reasonable terms or be sufficient in amount to cover one or more large claims. Our network security and data recovery measures and those of our CROs, licensees, collaborators, contractors and vendors may not be adequate to protect against such security breaches and disruptions.

We, or the third parties upon whom we depend, may be adversely affected by unforeseen or catastrophic events, including the emergence of a pandemic or other natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Unforeseen or catastrophic events could severely disrupt our operations and our supply chain, and have a material adverse effect on our business. For example, Unforeseen or catastrophic events could severely disrupt our operations and our supply chain, and have a material adverse effect on our business. For example, the COVID-19 pandemic had adverse effects on our business, including difficulty sourcing the components of sample collection kits for our clinical trials, and may have further adverse effects, the extent or nature of which we are not able to predict at this time. If a natural disaster, power outage, weather event related to climate change or other event occurred that damaged critical infrastructure, such as our headquarters or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business.
As a result of future unforeseen or catastrophic events like the COVID-19 pandemic, we may experience disruptions that could severely impact our business, clinical trials and preclinical studies, including:
•delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
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
•delays or difficulties in completing the analysis of or reporting results from our clinical trials;
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
•interruption of or delays in the performance of contractual duties by third parties on whom we rely to conduct our clinical trials; and
•difficulties raising capital on favorable terms when needed.
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
Our general business strategy may be adversely affected by any economic downturn, volatile business environment or unpredictable and unstable conditions in global credit and financial markets. We cannot assure stockholders that deterioration of the global credit and financial markets would not negatively impact our stock price, our current portfolio of cash equivalents or investments, or our ability to meet our financing objectives. If one of our money managers were to fail or freeze funds, we may experience short-term risks to accessing our capital or our ability to pay operating expenses. Foreign currency fluctuations could result in increased operating expenses and other obligations incident to doing business in another country. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans.

Risks Related to our Common Stock
The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.
Our stock price has been and is likely to continue to be volatile. For example, during 2022, our stock price ranged from $0.58 to $8.80. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. The market price for our common stock may be influenced by many factors, including:
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
Changes in tax law may adversely affect our business or financial condition. In December 2017, the U.S. government enacted the Tax Act, which significantly reformed the IRC. The Tax Act, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for NOLs arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such NOLs may be carried forward indefinitely), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.
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
Certain holders of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act and certain additional holders will be granted registration rights in connection with the Business Combination, if consummated. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates. Any sales of securities by these stockholders who have exercised registration rights could have a material adverse effect on the trading price of our common stock.

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
•the impact of the COVID-19 pandemic; and
•the changing and volatile global economic environment.
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
In the event that we fail to satisfy any of the listing requirements of the Nasdaq Global Select Market, our common stock may be delisted, which could affect our market price and liquidity.
Our common stock is listed on the Nasdaq Global Select Market. For continued listing on the Nasdaq Global Select Market, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. For example, on December 29, 2022, we received a deficiency letter from the Listings Qualifications Department of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum

$1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market. We were provided with a 180-day compliance period, or until June 27, 2023, in which to regain compliance. Although we were able to regain compliance with the minimum bid price requirement within the compliance period, there can be no assurance that we will maintain compliance with the bid price requirement in the future, or that we will continue to be in compliance with the other continued listing requirements of the Nasdaq Global Select Market.
In the event that we fail to satisfy any of the listing requirements of the Nasdaq Global Select Market, our common stock may be delisted. If our securities are delisted from trading on the Nasdaq Global Select Market, and we are not able to list our securities on another exchange our securities could be quoted on the OTC Bulletin Board or on the “pink sheets.” As a result, we could face significant adverse consequences including a limited availability of market quotations for our securities, a determination that our common stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities, and limited ability to raise capital to continue to fund our operations by selling shares.
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
Our common stock trades on the Nasdaq Global Select Market under the symbol “JNCE”. As of March 7, 2023, we had approximately 12 holders of record of our common stock. This number does not include beneficial owners whose shares were held by nominees in street name.
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
Business Combination with Redx
On February 23, 2023, we announced that we had reached an agreement on the terms of a recommended all-share combination, or the Scheme, between us and Redx Pharma plc, or Redx, a clinical-stage biotechnology company incorporated in England and Wales. In connection with the proposed transaction, (i) we entered into a Co-operation Agreement with Redx on February 23, 2023 and (ii) we and one of our wholly-owned subsidiaries, or Merger Sub, entered into a merger agreement with RM Special Holdings 3, LLC, an entity controlled by Redmile Group, LLC, or RM3, which contemplates a merger transaction among us, RM3 and Merger Sub, or the Merger. The Merger and the Scheme are collectively referred to as the Business Combination.
The Scheme will be implemented by means of a court-sanctioned scheme of arrangement under the U.K. Companies Act 2006, as amended, immediately preceded by the Merger, which together will result in Jounce owning the entire issued and to be issued ordinary share capital of Redx. Under the terms of the Scheme, holders of ordinary shares of Redx will be entitled to receive 0.2105 shares of our common stock per ordinary share, subject to adjustment in the event of a reverse stock split. Completion of the Business Combination is subject to certain closing conditions, including, among others, (i) the approval of the Scheme by a majority in number of Redx’s shareholders present and voting (and entitled to vote) at the meeting(s) of Redx’s shareholders, representing not less than 75 percent in value of the Redx shares held by such shareholders (or the relevant class or classes thereof), (ii) the sanction of the Scheme by the High Court of Justice of England and Wales, (iii) the approval of the issuance of common stock by our stockholders in connection with the Business Combination, and (iv) the Scheme becoming effective no later than July 31, 2023, which date may be extended by mutual agreement of the parties. Subject to the approval of our stockholders, we intend to conduct a 5:1 reverse stock split of our common stock in conjunction with the Business Combination. We expect that, subject to the satisfaction or waiver of all relevant conditions, the Business Combination will be completed in the second quarter of 2023. However, there is no assurance that the Business Combination will be consummated on the proposed terms, timing or at all.
At or prior to the closing of the Business Combination, we plan to enter into a Contingent Value Rights Agreement, or CVR Agreement, with a rights agent and a representative, agent and attorney-in-fact of the holders of contingent value rights, or CVRs. We expect to distribute CVRs to our stockholders of record and holders of vested options to purchase common stock immediately prior to the closing of the Business Combination in the form of a dividend in respect of each outstanding share of our common stock or vested option to purchase common stock. Each CVR will represent a contractual right to receive contingent cash payments upon our receipt of 80% net proceeds payable, if any, from any license or disposition of any or all rights to JTX-8064, vopratelimab, pimivalimab, and two preclinical programs, JTX-1484 and JTX-2134, that occurs within one year of the closing time of the Business Combination, subject to a six-month adjustment in certain circumstances. In the event that no disposition is made within such period, holders of CVRs will not receive any payment pursuant to the CVR Agreement.
Jounce Programs
Our JTX-8064 program is being developed for patients with either PD-(L)1 inhibitor resistant or PD-(L)1 inhibitor sensitive tumors. JTX-8064 is the first tumor-associated macrophage candidate to emerge from our Translational Science Platform. JTX-8064 is a monoclonal antibody that binds to Leukocyte Immunoglobulin Like Receptor B2, or LILRB2 (also known as ILT4), which is a cell surface receptor expressed on macrophages and other myeloid cells. Our INNATE clinical trial is a Phase 1/2 clinical trial of JTX-8064 as a monotherapy and in combination with our PD-1 inhibitor, pimivalimab, in patients with solid tumors. The Phase 2 portion of the INNATE trial is comprised of one monotherapy and eight combination indication-specific expansion cohorts.
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
GS-1811, formerly JTX-1811, which we sold to Gilead Sciences, Inc., or Gilead, in December 2022, was our fourth internally developed program to enter the clinic.
JTX-1484 is a monoclonal antibody designed to block human Leukocyte Immunoglobulin Like Receptor B4, or LILRB4 (also known as ILT3), on various myeloid cells which we believe may lead to reduced immune suppression and enhancement of T cell functionality. We are currently conducting investigational new drug application, or IND, enabling activities for JTX-1484.
JTX-2134 is a monoclonal antibody designed to block human LILRB1 on various myeloid cells, as well as on subsets of NK and T cells, which we believe may lead to reduced immune suppression and enhancement of T and NK cell functionality. We have identified a Development Candidate for the JTX-2134 program, but have decided not to initiate IND-enabling studies at this time.
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
Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, developing our Translational Science Platform and conducting research, preclinical studies and clinical trials. We do not have any products approved for sale. We are subject to a number of risks comparable to those of other similar companies, including dependence on key individuals; the need to develop commercially viable products; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of our products. We have funded our operations primarily through proceeds received from public offerings and private placements of our stock totaling $389.5 million and payments from license and collaboration or asset sale agreements totaling $467.0 million.
Due to our significant research and development expenditures, we have accumulated substantial losses since our inception. As of December 31, 2022, we had an accumulated deficit of $292.8 million. We expect to incur additional losses in the future; however, during the pendency of the Business Combination activities we do not expect to expand our research and development activities or increase our business development costs.
Financial Operations Overview
Revenue
For the year ended December 31, 2022, we recognized $82.0 million of license revenue under agreements with Gilead, $15.0 million of which related to the achievement of a clinical and development milestone and $67.0 million of which related to the sale of GS-1811 to Gilead. For the year ended December 31, 2021, we recognized $26.9 million of license and collaboration revenue under the Gilead License Agreement primarily relating to a $25.0 million milestone achievement for FDA clearance of the IND for GS-1811 and $1.9 million related to the completion of research and transition services.
In the future, we may generate revenue from product sales or collaboration agreements, strategic alliances and licensing arrangements, including potential milestone payments and royalties. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of license fees, milestones, reimbursement of costs incurred and other payments, if any, and product sales, to the extent any products are successfully commercialized. If we or third parties fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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
At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty of:
•whether or not we complete the Business Combination;
•whether we successfully license or dispose of the assets subject to the CVR Agreement if the Business Combination is completed, or if it is not completed, whether we are able to seek business development opportunities for both the JTX-8064 and vopratelimab programs;
•retention of key research and development personnel;
•establishing an appropriate safety profile with IND-enabling toxicology studies and clinical trials;
•the cost to acquire or make therapies to study in combination with our immunotherapies;
•successful completion of clinical trials;
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

Included below are external research and development and external clinical and regulatory costs for JTX-8064, vopratelimab (which includes our SELECT trial), pimivalimab, GS-1811, JTX-1484 and our pre-development candidates:

	Year Ended December 31,
(in thousands)	2022	2021
JTX-8064	$30,804	$18,903
Vopratelimab	11,110	18,942
Pimivalimab	6,194	2,603
JTX-1484	3,549	170
GS-1811	—	2,405
Pre-development candidates	3,147	1,683
Total external research and development and clinical and regulatory costs	$54,804	$44,706
Research and development activities account for a significant portion of our operating expenses. We expect to incur research and development expenses over the next several years as we implement our current business strategy and:
•continue our INNATE trial of JTX-8064 as a monotherapy and in combination with pimivalimab (if such programs are not disposed of as contemplated by the CVR Agreement);
•continue advancing JTX-1484 through IND-enabling activities (if such program is not disposed of as contemplated by the CVR Agreement);
•continue to identify and develop potential predictive biomarkers for our product candidates; and
•continue to develop and enhance our Translational Science Platform and advance our pipeline of immunotherapy programs and our early research activities into IND-enabling activities.
Product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.
General and Administrative Expenses
General and administrative expenses consist of salaries and personnel-related costs, including non-cash stock-based compensation expense, for our personnel in executive, business development, legal, finance and accounting, human resources and other administrative functions, consulting fees, facility costs not otherwise included in research and development expenses, fees paid for accounting and tax services, insurance expenses and legal costs. Legal costs include general corporate legal fees, patent legal fees and related costs. As a result of the reduction in force we announced in February 2023, we anticipate that our general and administrative expenses will increase in the first quarter of 2023, as a result of severance and employee related costs, and may decrease in the future due to overall reduced headcount.
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

Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In applying ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the promises and performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligations. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
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

The Black‑Scholes option pricing model requires the input of certain subjective assumptions, including (i) the calculation of expected term of the stock-based payment, (ii) the risk‑free interest rate, (iii) the expected stock price volatility and (iv) the expected dividend yield. We use the simplified method as prescribed by SEC Staff Accounting Bulletin No. 107 to calculate the expected term for stock options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. We determine the risk‑free interest rate based on a treasury instrument whose term is consistent with the expected term of the stock options. Because there had been no public market for our common stock prior to our initial public offering in 2017, there is a lack of historical and implied volatility data. Accordingly, we base our estimates of expected volatility on a combination of our own historical volatility and historical volatility of a group of publicly-traded companies with characteristics similar to ours, including stage of product development and therapeutic focus within the life sciences industry. Historical volatility is calculated over a period of time commensurate with the expected term of the stock-based payment. We use an assumed dividend yield of zero as we have never paid dividends on our common stock, nor do we expect to pay dividends on our common stock in the foreseeable future.
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
Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021
The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021	$ Change
Revenue:
License and collaboration revenue—related party	$82,000	$26,907	$55,093
Operating expenses:
Research and development	103,273	88,979	14,294
General and administrative	30,969	28,984	1,985
Total operating expenses	134,242	117,963	16,279
Operating loss	(52,242)	(91,056)	38,814
Other income, net	1,458	199	1,259
Loss before provision for income taxes	(50,784)	(90,857)	40,073
Provision for income taxes	135	15	120
Net loss	$(50,919)	$(90,872)	$39,953
License and Collaboration Revenue
For the year ended December 31, 2022, we recognized $82.0 million of license and collaboration revenue under (i) the Gilead asset purchase and license amendment agreement related to the sale of GS-1811 in December 2022 and transfer of certain patents and know-how related to licensed products to Gilead and (ii) the Gilead License Agreement related to the achievement of a clinical development and regulatory milestone. For the year ended December 31, 2021, we recognized $26.9 million of license and collaboration revenue under the Gilead License Agreement related to the achievement of a $25.0 million clinical development and regulatory milestone for FDA clearance of the IND for GS-1811 and $1.9 million related to the completion of research and transition services.

Research and Development Expenses
The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021	$ Change
Employee compensation	$32,537	$30,780	$1,757
External research and development	27,604	16,771	10,833
External clinical and regulatory	27,200	27,935	(735)
Lab consumables	9,097	6,151	2,946
Facility costs	4,691	5,329	(638)
Other research	2,144	2,013	131
Total research and development expenses	$103,273	$88,979	$14,294
Research and development expenses increased by $14.3 million from $89.0 million for the year ended December 31, 2021 to $103.3 million for the year ended December 31, 2022. The increase in research and development expenses was primarily attributable to:
•$1.8 million of increased employee compensation costs primarily attributable to increased headcount;
•$10.8 million of increased external research and development costs associated with manufacturing and IND-enabling activities for our development programs;
•$2.9 million of increased lab consumables to support research activities; partially offset by,
•$0.7 million of decreased external clinical and regulatory costs primarily attributable to decreased development consulting required for our clinical trials; and
•$0.6 million in decreased depreciation expense.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021	$ Change
Employee compensation	$15,146	$15,123	$23
Professional services	6,411	4,895	1,516
Facility costs	4,050	4,133	(83)
Other	5,362	4,833	529
Total general and administrative expenses	$30,969	$28,984	$1,985
General and administrative expenses increased by $2.0 million from $29.0 million for the year ended December 31, 2021 to $31.0 million for the year ended December 31, 2022. The increase in general and administrative expenses was primarily attributable to increased consulting and other administrative costs for the year ended December 31, 2022.
Other Income, net
Other income, net, increased by $1.3 million from $0.2 million for the year ended December 31, 2021 to $1.5 million for the year ended December 31, 2022. The increase in other income, net is attributable to increased rates of return on our investments.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations primarily through proceeds received from public offerings and private placements of our stock totaling $389.5 million and payments from license, collaboration or asset sale agreements totaling $467.0 million. As of December 31, 2022, we had cash, cash equivalents and investments of $189.5 million.
On November 4, 2021, we entered into a new Sales Agreement (the “2021 Sales Agreement”) with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $75.0 million under an ATM offering program (the “2021 ATM Offering”). The 2021 Sales Agreement provides that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the 2021 ATM Offering. No sales were made under the 2021 ATM Offering during the year ended December 31, 2022.
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
Funding Requirements
Due to our significant research and development expenditures, we have generated substantial operating losses since inception. We have incurred an accumulated deficit of $292.8 million through December 31, 2022. Whether or not we successfully complete the Business Combination, we expect to incur additional losses in the future as we conduct research and development activities. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments of $189.5 million will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the filing date of this Annual Report on Form 10-K. However, we have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our capital resources sooner than we expect. The timing and amount of our operating expenditures will depend largely on:
•whether or not we complete the Business Combination;
•whether we successfully license or dispose of the assets subject to the CVR Agreement if the Business Combination is completed, or if it is not completed, whether we are able to seek business development opportunities for both the JTX-8064 and vopratelimab programs;
•the timing and progress of preclinical and clinical development activities;
•the cost to access, acquire or develop therapies to study in combination with our immunotherapies;
•completion of clinical trials;
•our ability to maintain our current research and development programs and enhancement of our Translational Science Platform;
•addition and retention of key research and development personnel;
•our efforts to enhance operational, financial and information management systems;
•the legal patent costs involved in prosecuting patent applications and enforcing patent claims and other intellectual property claims;
•the costs and ongoing investments to in-license or acquire additional technologies, including the in-license of intellectual property related to our potential product candidates; and
•the terms and timing of any future collaboration, license or other arrangement, including the terms and timing of any option and milestone payments thereunder.
A change in the outcome of any of these or other variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. Furthermore, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans or we may conduct additional reductions in force.
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
Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(28,877)	$(83,494)
Investing activities	83,478	(60,514)
Financing activities	442	92,044
Net increase in cash, cash equivalents and restricted cash	$55,043	$(51,964)
Cash Used in Operating Activities
Net cash used in operating activities for the year ended December 31, 2022 was $28.9 million, compared to $83.5 million for the year ended December 31, 2021. Cash used in operating activities decreased by $54.6 million due to increased revenue recognition under agreements with Gilead during year ended December 31, 2022 as compared to the year ended December 31, 2021.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the year ended December 31, 2022 was $83.5 million, compared to net cash used in investing activities of $60.5 million for the year ended December 31, 2021. Cash provided by investing activities increased by $144.0 million due to decreased purchases of investments and timing of maturities for the year ended December 31, 2022 as compared to the year ended December 31, 2021.
Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2022 was $0.4 million, compared to $92.0 million for the year ended December 31, 2021. Cash provided by financing activities decreased by $91.6 million due to proceeds received from our follow-on public offering and 2019 ATM Offering completed during the first quarter of 2021 while no proceeds were received from financing facilities during the year ended December 31, 2022.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
Board Composition and Structure
The Board of Directors is currently comprised of eight members. Below is a list of the names, ages as of March 7, 2023, and classification of the individuals who currently serve as our directors.

Name	Age	Position
Luis A. Diaz, Jr., M.D.	52	Director (Class II)
Barbara Duncan	58	Director (Class II)
Robert Iannone, M.D., M.S.C.E.	56	Director (Class I)
Robert Kamen, Ph.D.	78	Director (Class II)
Perry Karsen	67	Director (Class III)
Richard Murray, Ph.D.*	64	Director (Class III); Chief Executive Officer and President
Jigar Raythatha	46	Chairman of the Board of Directors (Class III)
Luisa Salter-Cid, Ph.D.	58	Director (Class I)
*On February 22, 2023, as part of a reduction in force, the Board of Directors approved the consolidation of the Company's executive and finance function and eliminated the position of Chief Executive Officer and Chief Operating Officer, as well as eliminating most other positions on the Company’s management team. Accordingly, Dr. Murray will step down as the Chief Executive Officer and President of the Company effective March 31, 2023. Dr. Murray will continue his service on the Company’s Board of Directors.
Director Biographies
Luis Diaz, Jr., M.D.—Dr. Diaz has served as the head of the solid tumor oncology division and a faculty member at the Memorial Sloan Kettering Cancer Center since December 2016, and was appointed to the National Cancer Advisory Board in September 2021. From 2004 to December 2016, Dr. Diaz was a faculty member and physician at Johns Hopkins University School of Medicine. He is also a founder and previously served as a board member, and from 2010 to April 2016, as president, chief executive officer and chief medical officer, of Personal Genome Diagnostics Inc., a private cancer genome analysis company, which was acquired by Labcorp in 2022. He received his M.D. from the University of Michigan, where he also received his B.A. in Microbiology. We believe Dr. Diaz is qualified to serve on our board of directors due to his background as a physician focused on oncology and his experience as a faculty member at a major hospital and medical center.
Barbara Duncan—Ms. Duncan served as the chief financial officer of Intercept Pharmaceuticals Inc., a public biopharmaceutical company, from May 2009 to June 2016 and as treasurer from 2010 to June 2016. She serves as the chair of the board of directors of Fusion Pharmaceuticals Inc. and has been a member of the board of directors since October 2020. She has also served as a member of the board of directors of Halozyme, Inc. since February 2023, Adaptimmune Therapeutics plc since June 2016, Atea Pharmaceuticals, Inc. since October 2020 and Ovid Therapeutics, Inc. since June 2017, each of which is a public therapeutics company. She previously served on the board of public companies ObsEva SA from December 2016 to May 2021, Immunomedics, Inc. from March 2019 to October 2020, Aevi Genomic Medicine, Inc. (formerly Medgenics, Inc.) from June 2015 to February 2020 and Innoviva, Inc. from September 2016 to April 2018. Ms. Duncan holds an M.B.A. from the Wharton School of Business and a B.S. from Louisiana State University. We believe Ms. Duncan is qualified to serve on our board of directors because of her experience in the biopharmaceutical industry, her experience in the financial sector and membership on boards of directors of other public and private companies.
Robert Iannone, M.D., M.S.C.E.—Dr. Iannone has served as the Executive Vice President, Global Head of Research and Development of Jazz Pharmaceuticals plc, a public biopharmaceutical company, since May 2019. Previously, he served as the Chief Medical Officer and Head of Research and Development at Immunomedics, Inc., a public biopharmaceutical company, from April 2018 until May 2019. Dr. Iannone also held leadership roles at AstraZeneca, a global biopharmaceutical company, where, from July 2014 until April 2018, he was employed in the roles of Senior Vice President and Head of Immuno-oncology, Global Medicines Development. Since May 2021, Dr. Iannone has served as a member of the board of directors of iTeos Therapeutics, Inc. Dr. Iannone received a B.S. from The Catholic University of America, an M.D. from the Yale School of Medicine and an M.S.C.E. from the University of Pennsylvania Perelman School of Medicine. We believe Dr. Iannone is qualified to serve on our board of directors due to his background as a physician focused on oncology and his leadership experience in the life sciences industry.

Robert Kamen, Ph.D.—Dr. Kamen has been an advisory partner at Third Rock Ventures, LLC, or TRV, since February 2022, and he previously served as a venture partner at TRV from 2017 through January 2022 and as an entrepreneur-in-residence at TRV from 2010 through 2017. Dr. Kamen serves on the boards of directors of EpimAb Biotherapeutics, Inc., a clinical-stage biotechnology company specializing in bispecific antibody development, and Harbour BioMed, a global clinical-stage biopharmaceutical company. He served on the board of directors of Neon Therapeutics, Inc., an immuno-oncology company, from 2015 through May 2020. Dr. Kamen holds a Ph.D. in biochemistry and molecular biology from Harvard University and a B.S. in biophysics from Amherst College. We believe that Dr. Kamen is qualified to serve on our board of directors because of his experience in the venture capital and life sciences industries, membership on various other boards of directors, and his leadership and management experience.
Perry Karsen—Mr. Karsen served as the chairman of our board of directors from April 2016 to June 2022. Mr. Karsen retired from Celgene Corporation at the end of 2015 and currently is a Senior Advisor at Samsara BioCapital as well as the Executive Chair of Autobahn Labs. He serves as the Chair of the Board of Directors of Nitrase Therapeutics (formerly Nitrome Biosciences), as Chair of the Board of Directors of Graphite Bio and on the Board of the Gladstone Foundation. Previously, Mr. Karsen served as a director of Jiya Acquisition Corp., a public blank check special purpose acquisition company affiliated with Samsara BioCapital, from November 2020 to September 2021, as well as on the boards of directors of Intellia Therapeutics, Inc. from April 2016 to December 2020, Voyager Therapeutics, Inc. from July 2015 to August 2019, and OncoMed Pharmaceuticals, Inc. from January 2016 to April 2019, each of which is a public life sciences company. Mr. Karsen received a Masters of Management from Northwestern University's Kellogg Graduate School of Management, a Masters of Arts in Teaching of Biology from Duke University and a B.S. in Biological Sciences from the University of Illinois, Urbana-Champaign. We believe Mr. Karsen is qualified to serve on our board of directors because of his executive leadership experience and membership on boards of directors of other public companies.
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
Jigar Raythatha—Mr. Raythatha has served as the chairman of our board of directors since June 2022. Mr. Raythatha joined TRV as a venture partner in January 2022 and previously served as the president and chief executive officer and a member of the Board of Directors of Constellation Pharmaceuticals, Inc., a public pharmaceutical company, from March 2017 until its acquisition by MorphoSys AG in July 2021. Mr. Raythatha previously served as chief business officer of Jounce from December 2012 until February 2017. He earned an M.B.A. from Columbia University and a B.A. in biochemistry and economics from Rutgers University. We believe that Mr. Raythatha is qualified to serve on our board of directors because of his leadership experience in the life sciences industry.
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
Executive Officers
The following table sets forth our executive officers as of March 7, 2023. On February 22, 2023, as part of a reduction in force, the Board of Directors approved the consolidation of the Company’s executive and finance function and eliminated the position of Chief Executive Officer and Chief Operating Officer, as well as eliminating most other positions on the Company’s management team. Accordingly, Richard Murray will step down as the Chief Executive Officer and President of the Company effective March 31, 2023, and Hugh Cole will step down as the Chief Operating Officer of the Company effective March 15, 2023. Elizabeth Trehu, the Company’s Chief Medical Officer, plans to step down prior to the closing of the Business

Combination. Kim Drapkin, who has been serving as the Company’s Treasurer and Chief Financial Officer, will be appointed Interim President effective March 31, 2023 and has agreed to stay through the closing of the Business Combination.

Name	Age	Position
Richard Murray, Ph.D.(1)	64	President, Chief Executive Officer and Director
Kim C. Drapkin	55	Chief Financial Officer and Treasurer
Hugh M. Cole	57	Chief Operating Officer
Elizabeth G. Trehu, M.D.	62	Chief Medical Officer
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
Additional information required by this Item 10 will be included in the sections captioned “Proposal 1 - Election of Three Class I Directors” and “Corporate Governance” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in the section captioned “Executive and Director Compensation” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which information (other than the information required by Item 402(v) of Regulation S-K) is incorporated herein by reference.
Item 12. Security Ownership of Certain of Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in the section captioned “Principal Stockholders” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item 13 will be included in the sections captioned “Corporate Governance” and “Transactions with Related Persons” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in the section captioned “Ratification of the Selection of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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
Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Jounce Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Jounce Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the account or disclosure to which they relate.

Description of the Matter
Accounting for accrued clinical trial expenses
As of December 31, 2022, the Company’s accrued external research and professional services totaled $10.5 million, which includes accrued clinical trial expenses. As discussed in Note 2 to the consolidated financial statements, the significant factors used in estimating accrued clinical trial expenses include the time period over which services will be performed and the level of effort to be expended in each period. The Company’s estimates are dependent upon the timeliness and accuracy of the data provided by contracted third parties.

Auditing the Company’s accrued clinical trial expenses is especially challenging due to the application of significant management judgment over the estimate of services provided. Specifically, the amount of accrued clinical trial expenses recognized is sensitive to the availability of information to make the estimates, including the estimate of the period over which services will be performed, the level of effort expended as of the balance sheet date and the associated cost of such services. Additionally, due to the long duration of clinical trials and contractual terms for invoicing, the actual amounts incurred are required to be estimated as of the report date.

How We Addressed the Matter in Our Audit	To test accrued clinical trial expenses, we performed audit procedures that included, among others, reviewing material contracts and related amendments for key financial and contractual terms. In addition, for a sample of clinical trials, we compared the expenses incurred to contracts and invoices received to test that the expense was recognized in the appropriate period and that amounts were properly accrued. Further, for a selection of contracted third parties we confirmed the costs incurred, the amounts paid and the contractual terms, including any executed amendments. To evaluate the completeness of the accrued clinical trial expenses we also examined invoices received from contracted third parties and tested material cash disbursements made subsequent to December 31, 2022.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Boston, Massachusetts
March 10, 2023

Jounce Therapeutics, Inc.
Consolidated Balance Sheets
(amounts in thousands, except par value amounts)

	December 31,
	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$150,572	$95,529
Short-term investments	38,970	83,037
Prepaid expenses and other current assets	7,689	12,261
Total current assets	197,231	190,827
Property and equipment, net	3,721	4,882
Long-term investments	—	41,657
Operating lease right-of-use asset	8,596	11,877
Other non-current assets	3,002	3,453
Total assets	$212,550	$252,696
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,095	$1,674
Accrued expenses	17,145	13,467
Operating lease liability, current	4,150	3,695
Other current liabilities	178	62
Total current liabilities	23,568	18,898
Operating lease liability, net of current portion	5,870	9,993
Total liabilities	29,438	28,891
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000 shares authorized at December 31, 2022 and 2021; no shares issued or outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.001 par value: 160,000 shares authorized at December 31, 2022 and 2021; 51,694 and 51,265 shares issued at December 31, 2022 and 2021, respectively; 51,694 and 51,265 shares outstanding at December 31, 2022 and 2021, respectively	51	51
Additional paid-in capital	476,530	465,865
Accumulated other comprehensive loss	(677)	(238)
Accumulated deficit	(292,792)	(241,873)
Total stockholders’ equity	183,112	223,805
Total liabilities and stockholders’ equity	$212,550	$252,696
The accompanying notes are an integral part of these consolidated financial statements.

Jounce Therapeutics, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(amounts in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021
Revenue:
License and collaboration revenue—related party	$82,000	$26,907
Operating expenses:
Research and development	103,273	88,979
General and administrative	30,969	28,984
Total operating expenses	134,242	117,963
Operating loss	(52,242)	(91,056)
Other income, net	1,458	199
Loss before provision for income taxes	(50,784)	(90,857)
Provision for income taxes	135	15
Net loss	$(50,919)	$(90,872)
Net loss per share, basic and diluted	$(0.99)	$(1.82)
Weighted-average common shares outstanding, basic and diluted	51,676	49,931
Comprehensive loss:
Net loss	$(50,919)	$(90,872)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(439)	(221)
Comprehensive loss	$(51,358)	$(91,093)
The accompanying notes are an integral part of these consolidated financial statements.

Jounce Therapeutics, Inc.
Consolidated Statements Stockholders’ Equity
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	41,729	$42	$362,270	$(17)	$(151,001)	$211,294
Issuance of common stock from at the market offering, net of issuance costs	3,156	3	30,218	—	—	30,221
Issuance of common stock from secondary public offering, net of issuance costs	5,750	6	60,632			60,638
Exercise of stock options	403	—	1,268	—	—	1,268
Vesting of restricted stock awards and restricted stock units	227	—	—	—	—	—
Stock-based compensation expense	—	—	11,477	—	—	11,477
Other comprehensive loss	—	—	—	(221)	—	(221)
Net loss	—	—	—	—	(90,872)	(90,872)
Balance at December 31, 2021	51,265	51	465,865	(238)	(241,873)	223,805
Exercise of stock options	71	—	392	—	—	392
Vesting of restricted stock awards and restricted stock units	358		—	—	—	—
Stock-based compensation expense	—	—	10,273	—	—	10,273
Other comprehensive loss	—	—	—	(439)	—	(439)
Net loss	—	—	—	—	(50,919)	(50,919)
Balance at December 31, 2022	51,694	$51	$476,530	$(677)	$(292,792)	$183,112
The accompanying notes are an integral part of these consolidated financial statements.

Jounce Therapeutics, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Year Ended December 31,
	2022	2021
Operating activities:
Net loss	$(50,919)	$(90,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,273	11,477
Depreciation expense	2,087	2,827
Net amortization of premiums and discounts on investments	903	921
Gain on sale of property and equipment	(103)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,617	(7,331)
Other non-current assets	451	490
Accounts payable	421	(329)
Accrued expenses and other current liabilities	3,780	1,443
Deferred revenue—related party	—	(1,931)
Other liabilities	(387)	(189)
Net cash used in operating activities	(28,877)	(83,494)
Investing activities:
Purchases of investments	(24,928)	(130,272)
Proceeds from maturities of investments	109,325	70,131
Purchases of property and equipment	(919)	(373)
Net cash provided by (used in) by investing activities	83,478	(60,514)
Financing activities:
Proceeds from at the market offering, net of issuance costs	—	90,826
Proceeds from exercise of stock options	442	1,218
Net cash provided by financing activities	442	92,044
Net increase (decrease) in cash, cash equivalents and restricted cash	55,043	(51,964)
Cash, cash equivalents and restricted cash, beginning of period	96,799	148,763
Cash, cash equivalents and restricted cash, end of period	$151,842	$96,799
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$14	$—
Stock option exercise receivables in prepaid expenses and other current assets	$—	$50
Supplemental cash flow information:
Cash paid for lease liabilities	$4,668	$4,896
Cash paid for income taxes	$17	$8

The accompanying notes are an integral part of these consolidated financial statements.

Jounce Therapeutics, Inc.
Notes to Consolidated Financial Statements

1. Nature of Business
Jounce Therapeutics, Inc. (the “Company”) is a clinical-stage immunotherapy company dedicated to transforming the treatment of cancer by developing therapies that enable the immune system to attack tumors and provide long-lasting benefits to patients. The Company is subject to a number of risks similar to those of other clinical-stage companies, including the need to develop commercially viable products; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of its products.
As of December 31, 2022, the Company had cash, cash equivalents, and investments of $189.5 million. The Company expects that its existing cash, cash equivalents and investments will enable it to fund its expected operating expenses and capital expenditure requirements for at least 12 months from March 10, 2023, the filing date of this Annual Report on Form 10-K. The Company expects to finance its future cash needs through a combination of equity or debt financings, collaborations, licensing arrangements and strategic alliances.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates which include, but are not limited to, estimates related to revenue recognized, accrued expenses, stock-based compensation expense and income taxes. The Company bases its estimates on historical experience and other market specific or other relevant assumptions it believes to be reasonable under the circumstances. Actual results could differ from those estimates.
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
Arrangements that include upfront payments may require deferral of revenue recognition to a future period until obligations under these arrangements are fulfilled. The event-based milestone payments represent variable consideration, and the Company uses the “most-likely amount” method to estimate this variable consideration. Given the high degree of uncertainty around the occurrence of these events, the Company determined the milestone and other contingent amounts to be fully constrained until the uncertainty associated with these payments is resolved. Revenue will be recognized from sales-based royalty payments when or as the sales occur. The Company will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. See Note 3, “License and Collaboration Revenue”, for further information on the Company’s application of ASC 606.
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
Intellectual Property Expenses
The Company expenses costs associated with intellectual property-related matters as incurred and classifies such costs as general and administrative expenses within the consolidated statements of operations and comprehensive loss.

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
Concentrations of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash, cash equivalents and investments. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. As of December 31, 2022, the Company had not experienced losses on these accounts and management believe the Company is not exposed to significant risk on such accounts. The Company’s cash equivalents and investments are comprised of money market funds that are invested in U.S. Treasury obligations, corporate debt securities, U.S. Treasury obligations and government agency securities. Credit risk in these securities is reduced as a result of the Company’s investment policy to limit the amount invested in any single issuer and to only invest in securities of a high credit quality.
The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.
Recent Accounting Pronouncements, Not Yet Adopted
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and it establishes additional disclosure requirements related to credit risks. For available-for-sale debt securities with expected credit losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, with early adoption permitted. Accordingly, the Company will adopt this standard effective January 1, 2023. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.
3.     License and Collaboration Revenue
Gilead Agreements
On August 31, 2020, the Company and Gilead Sciences, Inc. (“Gilead”) entered into an exclusive license agreement (the “Gilead License Agreement”) to license the Company’s GS-1811, formerly JTX-1811, program to Gilead, which became effective on October 16, 2020. Concurrently with the Gilead License Agreement, the Company and Gilead entered into a Stock Purchase Agreement and a Registration Rights Agreement. Pursuant to the Gilead License Agreement, which was determined to be a contract with a customer within the scope of ASC 606, the Company granted to Gilead a worldwide and exclusive license to develop, manufacture and commercialize GS-1811 and certain derivatives thereof (the “Licensed Products”). Gilead paid the Company a one-time, non-refundable upfront payment of $85.0 million in October 2020. The Company continued to develop GS-1811 during the initial development term, which included conducting activities defined within the agreement to advance GS-1811 through the clearance of an investigational new drug application (“IND”), which occurred in June 2021, after which the program transitioned to Gilead.

The Company assessed the promises under the Gilead License Agreement and concluded that the (i) delivery of a worldwide and exclusive license to develop, manufacture and commercialize GS-1811 (the “GS-1811 License”) and (ii) provision of certain research transition activities, specifically outlined within the Gilead License Agreement, related to the advancement of GS-1811 through the clearance of an IND and transition of the GS-1811 program to Gilead (the “Research and Transition Services”) are capable of being distinct and distinct within the context of the Gilead License Agreement. Based upon this evaluation, the Company concluded that its promise to deliver the GS-1811 License and promise to perform Research and Transition Services represented separate performance obligations in the Gilead License Agreement.
The Company also evaluated as possible variable consideration the milestones and royalties discussed above. With respect to clinical development and regulatory milestones, based upon the high degree of uncertainty and risk associated with these potential payments, the Company concluded that all such amounts should be fully constrained and are not included in the initial transaction price as the Company cannot conclude that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. As for royalties and sales milestones, the Company determined that the royalties and milestones relate solely to the GS-1811 License, which is a license of IP. Accordingly, the Company did not include any potential royalty or sales milestone amounts in the initial transaction price.
The Company allocated the transaction price to each performance obligation on a relative estimated standalone selling price basis. The Company developed the estimated standalone selling price for the GS-1811 License based on the present value of expected future cash flows associated with the license and related clinical development and regulatory milestones. In developing such estimate, the Company applied judgement in determining the timing needed to develop the Licensed Product, the probability of success, and the discount rate. The Company developed the estimated standalone selling price for the Research and Transition Services obligation based on the nature of the services to be performed and the Company’s best estimate of the length of time required to perform the services necessary to achieve clearance of an IND for the GS-1811 program.
The Company determined that the GS-1811 License was a functional license as the underlying IP has significant standalone functionality. In addition, the Company determined that October 16, 2020 represents (i) the date at which the Company made available the IP to Gilead and (ii) the beginning of the period during which Gilead is able to use and benefit from its right to use the IP. Based upon these considerations, the Company recognized the entirety of the initial transaction price allocated to the GS-1811 License performance obligation during the year ended December 31, 2020.
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
On October 31, 2022, the Company and Gilead entered into a letter agreement (the “2022 Letter Agreement”) to deem a $15.0 million clinical development and regulatory milestone under the Gilead Licensed Agreement earned. The Company determined that the 2022 Letter Agreement did not change the scope of performance obligations under the Gilead License Agreement as the $15.0 million milestone existed under the original agreement. The 2022 Letter Agreement is considered a contract modification accounted for as part of the Gilead License Agreement. Revenue was recognized upon contract execution.
In addition, on December 27, 2022, the Company and Gilead entered into the Asset Purchase and License Amendment Agreement (the “Gilead Purchase Agreement”), pursuant to which the Company sold its intellectual property (“IP”) related to GS-1811 to Gilead for $67.0 million and transferred to Gilead certain patents and know-how related to licensed products under the Gilead License Agreement. The purchase price represented consideration for the net present value of Gilead’s remaining financial obligations under the Gilead License Agreement, including any potential milestone payments and royalties, and agreement to cancel all future milestones and royalties under the Gilead License Agreement. The Company assessed the promises under the Gilead Purchase Agreement and determined that the transfer of all IP and know-how to Gilead for GS-1811 was the only distinct performance obligation in the contract modification and was satisfied upon contract execution.
During the year ended December 31, 2022, the Company recognized $82.0 million of license revenue — related party, $15.0 million of which related to the achievement of a clinical and development milestone under the 2022 Letter Agreement and Gilead License Agreement and $67.0 million of which related to the sale of GS-1811 under the Gilead Purchase Agreement. During the year ended December 31, 2021, the Company recognized $26.9 million of license and collaboration revenue — related party under the Gilead License Agreement, $25.0 million of which related to the achievement of a clinical development and regulatory milestone for FDA clearance of the IND for GS-1811 and $1.9 million of which related to the completion of research and transition services.
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
Assets measured at fair value on a recurring basis as of December 31, 2022 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$150,572	$150,572	$—	$—
Investments:
Corporate debt securities	15,016	—	15,016	—
U.S. Treasuries	16,183	16,183	—	—
Government agency securities	7,771	—	7,771	—
Totals	$189,542	$166,755	$22,787	$—
Assets measured at fair value on a recurring basis as of December 31, 2021 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds, included in cash equivalents	$95,529	$95,529	$—	$—
Investments:
Corporate debt securities	86,470	—	86,470	—
U.S. Treasuries	30,271	30,271	—	—
Government agency securities	7,953	—	7,953	—
Totals	$220,223	$125,800	$94,423	$—
There were no changes in valuation techniques during the years ended December 31, 2022 or 2021. There were no liabilities measured at fair value on a recurring basis as of December 31, 2022 or 2021.
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

Cash equivalents, short-term investments and long-term investments as of December 31, 2022 were comprised as follows (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$150,572	$—	$—	$150,572
Corporate debt securities	15,173	—	(157)	15,016
U.S. Treasuries	16,532	—	(349)	16,183
Government agency securities	7,942	—	(171)	7,771
Total cash equivalents and short-term investments	190,219	—	(677)	189,542
Total cash equivalents and investments	$190,219	$—	$(677)	$189,542
Cash equivalents, short-term investments and long-term investments as of December 31, 2021 were comprised as follows (in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$95,529	$—	$—	$95,529
Corporate debt securities	69,316	—	(34)	69,282
U.S. Treasuries	13,777	—	(22)	13,755
Total cash equivalents and short-term investments	178,622	—	(56)	178,566
Long-term investments:
Corporate debt securities	17,276	—	(88)	17,188
U.S. Treasuries	16,580	—	(64)	16,516
Government agency securities	7,983	—	(30)	7,953
Total long-term investments	41,839	—	(182)	41,657
Total cash equivalents and investments	$220,461	$—	$(238)	$220,223
As of December 31, 2022, there were no securities that were in an unrealized loss position for less than twelve months. As of December 31, 2021, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $86.7 million. As of December 31, 2022 and 2021, the aggregate fair value of securities that were in an unrealized loss position for more than twelve months was $39.0 million and $4.8 million, respectively. As of December 31, 2022, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of December 31, 2022.
There were no realized gains and losses on available-for-sale securities during the year ended December 31, 2022 and 2021.
6.     Restricted Cash
As of both December 31, 2022 and 2021, the Company maintained non-current restricted cash of $1.3 million. This amount is included within “Other non-current assets” in the accompanying consolidated balance sheets and is comprised solely of a security deposit required pursuant to the lease for the Company’s corporate headquarters.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$95,529	$150,572	$147,493	$95,529
Restricted cash	1,270	1,270	1,270	1,270
Cash, cash equivalents and restricted cash	$96,799	$151,842	$148,763	$96,799
7.     Property and Equipment, Net
Property and equipment, net as of December 31, 2022 and 2021 was comprised as follows (in thousands):

	Estimated Useful Life (in Years)	December 31,
		2022	2021
Laboratory equipment	5	$11,620	$11,616
Furniture and office equipment	4	1,086	1,086
Computer equipment	3	1,649	1,641
Leasehold improvements	Shorter of useful life or remaining lease term	8,769	8,609
Total property and equipment, gross		23,124	22,952
Less: accumulated depreciation		(19,403)	(18,070)
Total property and equipment, net		$3,721	$4,882
Depreciation expense for the years ended December 31, 2022 and 2021 was $2.1 million and $2.8 million, respectively.
8.     Accrued Expenses
Accrued expenses as of December 31, 2022 and 2021 were comprised as follows (in thousands):

	December 31,
	2022	2021
Employee compensation and benefits	$6,204	$6,844
External research and professional services	10,496	6,252
Lab consumables and other	445	371
Total accrued expenses	$17,145	$13,467
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

On November 4, 2021, the Company entered into a new Sales Agreement with Cowen (the “2021 Sales Agreement”), pursuant to which the Company may offer and sell shares of our common stock with an aggregate offering price of up to $75.0 million under an ATM offering program (the “2021 ATM Offering”). The 2021 Sales Agreement provides that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the 2021 ATM Offering. No sales were made under the 2021 ATM Offering during the year ended December 31, 2022 and 2021.
Preferred Stock
The Company is authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of December 31, 2022, no shares of preferred stock were issued or outstanding.
Shares Reserved for Future Issuance
As of December 31, 2022 and 2021, the Company had reserved for future issuance the following number of shares of common stock (in thousands):

	December 31,
	2022	2021
Shares reserved for vesting of restricted stock units	997	833
Shares reserved for exercises of outstanding stock options	8,533	7,629
Shares reserved for future issuances under the 2017 Stock Option and Incentive Plan	1,802	1,258
Total shares reserved for future issuance	11,332	9,720
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
As of December 31, 2022, there were 1,801,878 shares available for future issuance under the 2017 Plan.

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
2017 Employee Stock Purchase Plan
In January 2017, the board of directors adopted and the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which became effective upon the closing of the Company’s IPO. The Company initially reserved 302,000 shares of common stock for future issuance under the 2017 ESPP. The 2017 ESPP also provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2017 ESPP on January 1, 2018 and each January 1st thereafter through January 1, 2027. The number of shares added each year will be equal to the lesser of (i) 1% of the outstanding shares on the immediately preceding December 31st, (ii) 603,000 shares or (iii) such amount as determined by the Compensation Committee of the Board of Directors. Effective January 1, 2021 and 2022, 417,290 and 512,650 additional shares, respectively, were automatically added to the shares authorized for issuance under the 2017 ESPP. No offering periods under the 2017 ESPP had been initiated as of December 31, 2022.
Stock-based Compensation Expense
Total stock-based compensation expense recognized in the consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2022 and 2021 was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$5,168	$5,560
General and administrative	5,105	5,917
Total stock-based compensation expense	$10,273	$11,477
RSU Activity
The Company has also granted RSUs to its employees under the 2017 Plan. The following table summarizes RSU activity for the year ended December 31, 2022 (in thousands, except per share amounts):

	RSUs	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2021	833	$9.13
Issued	685	$7.11
Vested	(358)	$8.15
Cancelled	(163)	$8.27
Unvested as of December 31, 2022	997	$8.23
The aggregate fair value of RSUs vested during the year ended December 31, 2022, based upon the fair values of the stock underlying the RSUs on the day of vesting, was $2.7 million. The aggregate fair value of RSUs vested during the year ended December 31, 2021, based upon the fair values of the stock underlying the RSUs on the day of vesting, was $1.5 million.
As of December 31, 2022, there was unrecognized stock-based compensation expense related to unvested RSUs of $4.4 million, which the Company expects to recognize over a weighted-average period of approximately 1.5 years.

Stock Option Activity
The fair value of stock options granted to employees and directors during the years ended December 31, 2022 and 2021 was calculated on the date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	2.1%	0.8%
Expected dividend yield	—%	—%
Expected term (in years)	6.0	6.0
Expected volatility	81.0%	81.9%
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted to employees and directors during the years ended December 31, 2022 and 2021 was $4.47 and $7.05 per share, respectively.
The following table summarizes changes in stock option activity during the year ended December 31, 2022 (in thousands, except per share amounts):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	7,629	$8.87	6.4	$16,881
Granted	1,795	$6.42
Exercised	(71)	$5.49
Cancelled	(820)	$9.02
Outstanding at December 31, 2022	8,533	$8.37	6.0	$434
Exercisable at December 31, 2022	6,033	$8.68	4.9	$423
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022 and 2021 was $0.1 million and $3.0 million, respectively.
As of December 31, 2022, there was unrecognized stock-based compensation expense related to unvested stock options of $11.6 million, which the Company expects to recognize over a weighted-average period of approximately 2.4 years.
11.   Income Taxes
The provision for income taxes for the years ended December 31, 2022 and 2021 was comprised as follows (in thousands):

	Year Ended December 31,
	2022	2021
Current taxes:
Federal	$108	$—
State	27	15
Total current taxes	135	15
Deferred taxes:
Federal	—	—
State	—	—
Total deferred taxes	—	—
Total provision for income taxes	$135	$15

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2022	2021
Income tax computed at federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	7.9%	6.9%
Tax credit carryforwards	10.3%	3.5%
Permanent items	(1.8)%	(0.7)%
Change in valuation allowance	(36.8)%	(30.7)%
Other	(0.9)%	—%
Effective tax rate	(0.3)%	—%
The principal components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 were comprised as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$32,902	$45,590
Tax credit carryforwards	31,302	25,327
Capitalized research and development	24,878	—
Operating lease liability	2,737	3,739
Intangibles	920	960
Accrued expenses and other	1,588	1,843
Unrealized loss on available-for-sale securities	17	17
Depreciation	756	583
Stock-based compensation	5,840	5,207
Total deferred tax assets	100,940	83,266
Less: valuation allowance	(98,592)	(80,022)
Net deferred tax assets	2,348	3,244
Deferred tax liabilities:
Operating lease right-of-use asset	(2,348)	(3,244)
Depreciation	—	—
Total deferred tax liabilities	(2,348)	(3,244)
Net deferred taxes	$—	$—
As of December 31, 2022, the Company had federal and state net operating loss (“NOL”) carryforwards of $120.4 million and $120.6 million, respectively. Federal NOLs generated through the year ended December 31, 2017 expire at various dates from 2032 through 2037, and federal NOLs of $113.0 million generated in years beginning after December 31, 2017 may be carried forward indefinitely. State NOLs expire at various dates from 2035 through 2041. As of December 31, 2022, the Company had federal research and development tax credit carryforwards of $24.1 million which expire at various dates from 2034 through 2042. In addition, as of December 31, 2022, the Company had state research and development and investment tax credit carryforwards of $9.1 million and $0.1 million, respectively. The state research and development tax credit carryforwards expire at various dates from 2030 through 2037 and the state investment tax credit carryforward indefinitely.
Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which primarily pertain to NOL carryforwards, tax credit carryforwards, the Company’s operating lease liability and stock-based compensation. Management has determined that it is more likely than not that the Company will not realize the benefits of its deferred tax assets, and as a result, a valuation allowance of $98.6 million has been established at December 31, 2022. The increase in the valuation allowance of $18.6 million during the year ended December 31, 2022 was primarily due to capitalization of research and development expense made effective on January 1, 2022 and was part of the Tax Cuts and Jobs Act of 2017 requiring taxpayers to capitalize research and development expenses an amortize them over a five year period, and taxable net income related to increased license revenue under agreements with Gilead during the year ended December 31, 2022 as compared to the year ended December 31, 2021.

NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the Internal Revenue Code of 1986, as amended (“IRC”). This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the Company’s value immediately prior to the ownership change.
The Company had no unrecognized tax benefits as of either December 31, 2022 or 2021. During the year ended December 31, 2017, the Company completed a study of its research and development credit carryforwards generated during the years ended December 31, 2016 and 2015. The Company has not conducted a study of its research and development credit carryforwards generated during any subsequent years. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credit carryforwards, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated statements of operations and comprehensive loss if an adjustment were required.
Interest and penalty charges, if any, related to income taxes would be classified as a component of the provision for income taxes in the consolidated statements of operations and comprehensive loss. As of December 31, 2022, the Company has not incurred any material interest or penalty charges.
The Company files income tax returns in the United States federal tax jurisdiction and the Massachusetts state tax jurisdiction. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authorities for all tax years in which a loss carryforward is available.
12.   Related-party Transactions
In August 2020, the Company entered into the Gilead License Agreement and Stock Purchase Agreement under which it received a non-refundable upfront payment of $85.0 million and cash consideration of $35.0 million for Gilead’s purchase of 5,539,727 shares of the Company’s common stock. During the year ended December 31, 2022, the Company recognized $82.0 million in revenue under agreements with Gilead and had no reimbursable expenses due from Gilead. During the year ended December 31, 2021, the Company recognized $26.9 million in revenue under these arrangements and recorded less than $0.1 million of reimbursement expenses due from Gilead within prepaid expenses and other current assets in the accompanying consolidated balance sheets.
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

The Company recorded a right-of-use asset and a corresponding lease liability on the consolidated balance sheets as of December 31, 2022 and 2021. As there is no rate implicit in the Corporate Headquarters Lease, the Company estimated its incremental borrowing rate based upon a synthetic credit rating and yield curve analysis. Based upon this analysis, the Company calculated a discount rate of 8.0% for the Corporate Headquarters Lease.
As of December 31, 2022, the future minimum lease payments due under the operating lease for the Company’s corporate headquarters are as follows (in thousands):

Amount
2023	$4,802
2024	4,938
2025	1,252
Total remaining minimum rental payments	10,992
Less: effect of discounting	(972)
Total lease liability	$10,020
The Company recorded operating lease expense for the Corporate Headquarters Lease of $4.3 million for the year ended December 31, 2022 and $4.3 million for the year ended December 31, 2021. As of December 31, 2022, the remaining lease term of the Corporate Headquarters Lease was 2.3 years. The Company presents changes in its right-of-use asset and lease liability on a combined net basis within “Other liabilities” in the consolidated statements of cash flows.
License and Collaboration Agreements
The Company has entered into various license agreements for certain technology. The Company could be required to make aggregate technical, clinical development and regulatory milestone payments of up to $7.5 million and low single-digit royalty payments based on a percentage of net sales of licensed products. As of December 31, 2022, the Company had made $1.0 million in aggregate milestone payments under these license agreements. The Company may cancel these agreements at any time by providing 30 to 90 days’ notice to the licensors, and all payments not previously due would no longer be owed.
The Company has also entered into collaboration agreements with various third parties for research services and access to proprietary technology platforms. Under these collaboration agreements, the Company could be required to make aggregate technical, clinical development and regulatory milestones payments ranging from $12.5 million to $12.9 million per product candidate and low single-digit royalty payments based on a percentage of net sales on a product-by-product basis. As of December 31, 2022, the Company had made $1.8 million in aggregate milestone payments under these collaboration agreements.
14.   401(k) Savings Plan
The Company has a defined-contribution savings plan under Section 401(k) of the IRC (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Beginning on January 1, 2018, the Company matches 50% of an employee’s 401(k) contributions up to a maximum of 6% of the participant’s salary, subject to employer match limitations under the IRC. As such, the Company made $0.8 million and $0.7 million in contributions to the 401(k) Plan for the years ended December 31, 2022 and 2021, respectively.
15.   Net Loss per Share
The following weighted-average amounts were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Year Ended December 31,
	2022	2021
Outstanding stock options	8,566	7,388
Unvested RSUs	988	791
Total	9,554	8,179

16.   Subsequent Events
On February 22, 2023, the Company announced that it was reducing its workforce by approximately 57% of its current headcount to preserve its cash resources. The workforce reduction will take place during the first quarter of 2023. As a result of these actions, the Company expects to incur one-time non recurring restructuring costs, primarily consisting of salary payable during applicable notice periods and severance, non-cash stock-based compensation expense, and other benefits.
On February 23, 2023, the Company and Redx Pharma plc (“Redx”) issued an announcement disclosing the agreed terms of a proposed all share merger transaction for the entire issued and to be issued share capital of Redx to be effected by means of a court sanctioned scheme of arrangement (“Scheme”) under Part 26 of the U.K. Company Act 2006, immediately preceded by a merger transaction between RM Special Holdings 3, LLC, an entity controlled by Redmile, and the Company and one of its wholly-owned subsidiaries. Under the terms of the Business Combination, immediately following completion of the Business Combination, including conversion of the convertible loan notes held by shareholders of Redx, Redx shareholders are expected to own, on a fully diluted basis based on the parties’ share capital as of February 22, 2023, approximately 63% and Jounce shareholders are expected to own approximately 37% of the share capital of the combined group. Completion of the Business Combination is subject to certain closing conditions, including, among others, (i) the approval of the Scheme by a majority in number of Redx’s shareholders present and voting (and entitled to vote) at the meeting(s) of Redx’s shareholders, representing not less than 75 percent in value of the Redx shares held by such shareholders (or the relevant class or classes thereof), (ii) the sanction of the Scheme by the High Court of Justice of England and Wales, (iii) the approval of the issuance of common stock by the Company’s stockholders in connection with the Business Combination, and (iv) the Scheme becoming effective no later than July 31, 2023, which date may be extended by mutual agreement of the parties. Subject to the approval of the Company’s stockholders, the Company intends to conduct a 5:1 reverse stock split of our common stock in conjunction with the Business Combination. The completion of the Business Combination is expected in the second quarter of 2023. There is no assurance that the Business Combination will be consummated on the proposed terms, timing or at all.

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

10.3#*	Form of Restricted Stock Unit Award Agreement Amendment under 2017 Stock Option and Incentive Plan (for employees)
10.4#*	Form of Non-Qualified Stock Option Agreement Inducement Grant for Employees, as amended
10.5#
Jounce Therapeutics, Inc. 2013 Stock Option and Grant Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K (File No. 001-37998) filed March 8, 2018)

10.6#
Jounce Therapeutics, Inc. 2017 Employee Stock Purchase Plan, As Amended (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37998) filed November 13, 2017)

10.7#	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37998) filed August 4, 2022)
10.8#
Amended and Restated Employment Agreement between Richard Murray and the Registrant, dated January 6, 2017 (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-215372) filed January 17, 2017)

10.9#
Amendment No. 1 to the Amended and Restated Employment Agreement, by and between the Company and Richard Murray, Ph.D., dated as of January 27, 2023 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 001-37998) filed February 23, 2023)

10.10#
Consulting Agreement, by and between the Company and Richard Murray, Ph.D., dated as of February 22, 2023 (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K (File No. 001-37998) filed February 23, 2023)

10.11#
Amended and Restated Employment Agreement between Kim Drapkin and the Registrant, dated January 6, 2017 (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-215372) filed January 17, 2017)

10.12#
Amendment No. 1 to the Amended and Restated Employment Agreement, by and between the Company and Kim Drapkin, dated as of January 27, 2023 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-37998) filed February 23, 2023)

10.13#
Amended and Restated Employment Agreement between Elizabeth Trehu and the Registrant, dated January 6, 2017 (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-215372) filed January 17, 2017)

10.14#
Amendment No. 1 to the Amended and Restated Employment Agreement, by and between the Company and Elizabeth Trehu, M..D., dated as of January 27, 2023 (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K (File No. 001-37998) filed February 23, 2023)

10.15#
Consulting Agreement, by and between the Company and Elizabeth Trehu, M.D., dated as of February 22, 2023 (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K (File No. 001-37998) filed February 23, 2023)

10.16#
Employment Agreement between Hugh Cole and the Registrant, dated July 24, 2017 (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K (File No. 001-37998) filed March 8, 2018)

10.17#
Amendment No. 1 to the Amended and Restated Employment Agreement, by and between the Company and Hugh Cole, dated as of January 27, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-37998) filed February 23, 2023)

10.18#
Consulting Agreement, by and between the Company and Hugh Cole, dated as of February 22, 2023 (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K (File No. 001-37998) filed February 23, 2023)

10.19#	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-215372) filed December 30, 2016)
10.20#	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-215372) filed January 17, 2017)
10.21#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-215372) filed January 17, 2017)
10.22
Lease Agreement by and between ARE-770/784/790 Memorial Drive, LLC and the Registrant, dated November 1, 2016 (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (File No. 333-215372) filed December 30, 2016)

10.23*	First Amendment to Lease Agreement by and between ARE-770/784/790 Memorial Drive, LLC and the Registrant, dated March 21, 2017
10.24†
Amended and Restated Exclusive License Agreement between Sloan Kettering Institute for Cancer Research, Memorial Sloan Kettering Cancer Center and Memorial Hospital for Cancer and the Registrant, dated September 28, 2015 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-215372) filed December 30, 2016)

10.25‡
License Agreement by and between the Registrant and Gilead Sciences, Inc., dated August 31, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37998) filed on November 6, 2020)

10.26‡
Stock Purchase Agreement by and between the Registrant and Gilead Sciences, Inc., dated August 31, 2020 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37998) filed on November 6, 2020)

10.27‡
Registration Rights Agreement by and between the Registrant and Gilead Sciences, Inc., dated August 31, 2020 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37998) filed on November 6, 2020)

10.28‡
Asset Purchase and License Amendment Agreement by and between the Company and Gilead dated December 27, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-37998) filed December 27, 2022)

10.29
Sales Agreement, dated of November 4, 2021 by and between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K (File No. 001-37998) filed November 4, 2021)

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

JOUNCE THERAPEUTICS, INC.

Date: March 10, 2023	By:	/s/ Richard Murray
Richard Murray, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Murray	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2023
Richard Murray, Ph.D.

/s/ Kim C. Drapkin	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2023
Kim C. Drapkin

/s/ Jigar Raythatha	Chairman of the Board of Directors	March 10, 2023
Jigar Raythatha

/s/ Luis A. Diaz, Jr.	Director	March 10, 2023
Luis A. Diaz, Jr., M.D.

/s/ Barbara Duncan	Director	March 10, 2023
Barbara Duncan

/s/ Robert Iannone	Director	March 10, 2023
Robert Iannone, M.D., M.S.C.E.

/s/ Robert Kamen	Director	March 10, 2023
Robert Kamen, Ph.D.

/s/ Perry Karsen	Director	March 10, 2023
Perry Karsen

/s/ Luisa Salter-Cid	Director	March 10, 2023
Luisa Salter-Cid, Ph.D.