Form 10-K/A
period 2022-12-31
Jounce Therapeutics, Inc.
filed 2023-04-28
CIK 1640455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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
    As of April 21, 2023, there were 52,635,468 shares of common stock, $0.001 par value per share, outstanding.

Auditor Name:	Auditor Firm ID:	Auditor Location:
Ernst & Young LLP	42	Boston, Massachusetts

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or the Form 10-K/A, is being filed by Jounce Therapeutics, Inc. (the “Company,” “we,” “our,” “us” or “Jounce”) in order to disclose information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, which information was omitted from Jounce’s Form 10-K for the fiscal year ended December 31, 2022 (the “Original Form 10-K”) in reliance on Instruction G to Form 10-K. The Original Form 10-K was filed with the Securities and Exchange Commission, or SEC, on March 10, 2023.
Jounce does not expect to file its definitive proxy statement for the 2023 annual stockholders’ meeting within 120 days of the end of its most recent fiscal year (as required under Instruction G to Form 10-K). Therefore, Jounce is filing this Form 10-K/A in order to add information required by Items 10, 11, 12, 13 and 14 that would have been contained in the definitive proxy statement. Jounce is also filing as exhibits to this Form 10-K/A new certifications with respect to this filing by its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new exhibits. Because no financial statements are being filed in this Form 10-K/A, and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Jounce is also not filing new certifications required under Section 906 of the Sarbanes-Oxley Act of 2002. Finally, Jounce is filing this Form 10-K/A to amend the Original Form 10-K cover page by deleting the reference to the incorporation by reference of portions of its definitive proxy statement into Part III.
This Form 10-K/A is limited in scope to the items identified above and should be read in conjunction with the Original Form 10-K and Jounce’s other filings with the SEC. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Original Form 10-K.

i

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
Board Composition and Structure
The board of directors is currently comprised of eight members. Below is a list of the names, ages as of April 28, 2023, and classification of the individuals who currently serve as our directors.

Name	Age	Position	Director Since
Luis A. Diaz, Jr., M.D.	52	Director (Class II)	October 2017
Barbara Duncan	58	Director (Class II)	May 2016
Robert Iannone, M.D., M.S.C.E.	56	Director (Class I)	January 2020
Robert Kamen, Ph.D.	78	Director (Class II)	February 2013
Perry Karsen	68	Director (Class III)	January 2016
Richard Murray, Ph.D.*	64	Director (Class III)	July 2014
Jigar Raythatha	46	Chairman of the Board of Directors (Class III)	September 2021
Luisa Salter-Cid, Ph.D.	59	Director (Class I)	February 2021
*On February 22, 2023, as part of a reduction in force, the board of directors approved the consolidation of the Company's executive and finance function and eliminated the position of chief executive officer and chief operating officer, as well as eliminating most other positions on the Company’s management team. Accordingly, Dr. Murray stepped down as the chief executive officer and president of the Company effective April 1, 2023. Dr. Murray continues his service on the Company’s board of directors.
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
Richard Murray, Ph.D.—Dr. Murray served as our president and chief executive officer from July 2014 until April 1, 2023 and has served as a member of our board of directors since July 2014. Prior to joining Jounce, Dr. Murray served as senior vice president of biologics and vaccines research and development at Merck & Co., a global healthcare company, from 2009 to June 2014 where he was responsible for the advancement of biologics and vaccines, including Merck's cancer immunotherapy pipeline. Since June 2019, he has served as a director of Platelet Biogenesis, Inc., a private biotechnology company. Dr. Murray holds a Ph.D. in microbiology and immunology from the University of North Carolina at Chapel Hill and a B.S. in microbiology from the University of Massachusetts, Amherst. We believe that Dr. Murray is qualified to serve on our board of directors due to his operating and historical experience gained from serving as our president, chief executive officer and as a board member, combined with his experience in drug research and development.
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
Executive Officers
On February 22, 2023, as part of a reduction in force, the board of directors approved the consolidation of the Company’s executive and finance functions and eliminated the positions of chief executive officer and chief operating officer, as well as eliminating most other positions on the Company’s management team. Accordingly, effective March 15, 2023, Hugh Cole stepped down as chief operating officer of the Company; and effective April 1, 2023, Richard Murray stepped down as chief executive officer and president of the Company, and Elizabeth Trehu stepped down as chief medical officer of the Company.
As of April 28, 2023, Kim C. Drapkin, 55, is the Company’s sole executive officer. In addition to her roles as the Company’s treasurer and chief financial officer, Ms. Drapkin was appointed president effective April 1, 2023.
Ms. Drapkin has served as our chief financial officer since August 2015, and our treasurer since February 2013. From 2009 to August 2015, Ms. Drapkin was the owner of KCD Financial LLC, through which she served as our interim chief financial officer from 2012 to August 2015, and consulted for numerous biotechnology companies. Ms. Drapkin began her career at PricewaterhouseCoopers LLP, is a certified public accountant and holds a B.S. in accounting from Babson College.
There are no family relationships between or among any of our directors or executive officers. The principal occupation and employment during the past five years of each of our directors was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. There is no arrangement or understanding between any of our directors and any other person or persons pursuant to which he or she is to be selected as a director. There are no material legal proceedings to which any of our directors is a party adverse to or any of our subsidiaries or in which any such person has a material interest adverse to us or any of our subsidiaries.
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
Audit Committee
The members of our audit committee are Barbara Duncan, Perry Karsen and Jigar Raythatha. Ms. Duncan is the chair of our audit committee. Our board of directors has determined that Ms. Duncan is an "audit committee financial expert" as defined by applicable SEC rules. Our audit committee assists our board of directors in its oversight of our accounting and financial reporting process and the audits of our consolidated financial statements. The audit committee met four times during the year ended December 31, 2022, including meetings via telephone or video conference. Our audit committee's responsibilities include:
•appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;
•pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
•reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;
•reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;
•coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;
•establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;
•recommending based upon the audit committee's review and discussions with management and our independent registered public accounting firm whether our audited financial statements shall be included in our Annual Report on Form 10-K;
•monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
•preparing the audit committee report required by SEC rules to be included in our annual proxy statement;
•reviewing all related person transactions for potential conflict of interest situations and approving all such transactions; and
•reviewing quarterly earnings releases.
All audit services to be provided to us and all non-audit services, other than de minimis non-audit services as defined under the Exchange Act of 1934, as amended, to be provided to us by our registered public accounting firm must be approved in advance by our audit committee.

Policy on Trading, Pledging and Hedging of Company Stock
Certain transactions in our securities (such as purchases and sales of publicly traded put and call options) create a heightened compliance risk or could create the appearance of misalignment between management and stockholders.
We have adopted a Company policy on insider trading and disclosure and special trading procedures for insiders (together, our “insider trading policy”) which govern the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees, or the Company itself, and we believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. Our insider trading policy expressly prohibits our directors, officers, employees and consultants from engaging in purchases or sales of puts, calls, other derivative securities of the company or any derivative securities that provide the economic equivalent of ownership of any of the company’s securities or engaging in any other hedging transaction with respect to the company’s securities, at any time unless such transaction has been approved by our audit committee. Employees, other than our directors, officers and certain designated employees and consultants, are generally permitted to engage in transactions designed to hedge or offset market risk unless they are in possession of material, nonpublic information about our company.
Item 11. Executive and Director Compensation
This section discusses the material elements of our executive compensation policies for our “named executive officers” and the most important factors relevant to an analysis of these policies. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers named in the "Summary Compensation Table" below, or our "named executive officers," and is intended to place in perspective the data presented in the following tables and the corresponding narrative.
Executive Compensation
2022 Summary Compensation Table
The following table presents information regarding the total compensation awarded to, earned by and paid to our named executive officers for services rendered to us in all capacities for the years indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)
Richard Murray, Ph.D.,(3)	2022	$600,000	$247,500	(4)	$661,500	$920,728	$9,546	(5)	$2,439,274
President and Chief Executive Officer	2021	$582,100	$296,200	(6)	$986,775	$1,361,996	$9,096	(5)	$3,236,167
Hugh M. Cole(7)	2022	$475,000	$144,210	(4)	$317,463	$438,163	$9,408	(5)	$1,384,244
Chief Operating Officer	2021	$438,900	$162,500	(6)	$317,463	$438,163	$6,044	(5)	$1,363,070
Elizabeth G. Trehu, M.D.(8)	2022	$480,700	$142,500	(4)	$264,553	$365,136	$9,546	(5)	$1,262,435
Chief Medical Officer	2021	$460,000	$170,500	(6)	$264,553	$365,136	$9,096	(5)	$1,269,285

(1)Amounts shown reflect the aggregate grant date fair value of restricted stock units in accordance with the Financial Accounting Standards Board, Accounting Standards Codification Topic 718, Compensation—Stock Compensation, or ASC 718. See Note 2 and Note 10 to our audited consolidated financial statements appearing in our 2022 Annual Report on Form 10-K filed with the SEC on March 10, 2023 for details on the valuation of these restricted stock units.
(2)Amounts reflect the aggregate grant date fair value of option awards in accordance with ASC 718. For information regarding assumptions underlying the valuation of option awards, see Note 2 and Note 10 to our audited consolidated financial statements appearing in our 2022 Annual Report on Form 10-K filed with the SEC on March 10, 2023 for details on the assumptions made in the valuation of these awards. These amounts do not correspond to the actual value that may be recognized by the named executive officers upon vesting of the applicable awards.
(3)Dr. Murray stepped down as of President and chief executive officer effective as of April 1, 2023. In 2022, Dr. Murray also served as a member of our board of directors but did not receive any additional compensation for his service as a director.
(4)The amount reported represents a bonus based upon the achievement of company and individual performance objectives for the year ended December 31, 2022, which was paid in February 2023.
(5)All other compensation for 2022 included life insurance premiums for Dr. Murray, Mr. Cole and Dr. Trehu in the amounts of $396, $258 and $396, respectively, and 401(k) contributions of $9,150 for each of Dr. Murray, Dr. Trehu and Mr. Cole. All other compensation for 2021 included life insurance premiums for Dr. Murray, Mr. Cole and Dr. Trehu in the amounts of $396, $258 and $396, respectively, and 401(k) contributions of $8,700 for each of Dr. Murray and Dr. Trehu, and $5,786 for Mr. Cole.

(6)The amount reported represents a bonus based upon the achievement of company and individual performance objectives for the year ended December 31, 2021, which was paid in February 2022.
(7)Mr. Cole stepped down as our chief operating officer effective March 15, 2023.
(8)Dr. Trehu stepped down as our chief medical officer effective April 1, 2023.
Narrative Disclosure to Summary Compensation Table
Base Salary. Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of our named executive officers. Base salaries for our named executive officers typically are established through arm’s length negotiation at the time such executive officer is hired, taking into account the position for which the executive officer is being considered and the executive officer’s qualifications, prior experience and salary expectations. None of our named executive officers was party to an employment agreement that provided for automatic or scheduled increases in base salary. Historically, on an annual basis, our compensation committee reviewed and evaluated, with input from our chief executive officer (except with respect to his own compensation and performance), the need for adjustment of the base salaries of our executive officers based on changes and expected changes in the scope of an executive officer’s responsibilities, including promotions, the individual contributions made by and performance of the executive officer during the prior year and over a period of years, overall labor market conditions, our overall growth and development as a company and general salary trends in our industry and among our peer group and where the executive officer’s salary falls in the salary range presented by that data. No formulaic base salary increases are provided to our executive officers.
In 2022, we paid an annual base salary of $600,000 to Dr. Murray, $475,000 to Mr. Cole and $480,700 to Dr. Trehu. In 2021, we paid an annual base salary of $582,100 to Dr. Murray, $438,900 to Mr. Cole and $460,000 to Dr. Trehu. The base salary adjustments from 2021 to 2022 consisted of merit-based increases attributable to performance against corporate goals and achievement of individual goals, as well as adjustments for internal pay equity and the other factors described above.
Annual Bonus. Our board of directors or compensation committee typically establishes annual bonus targets based around a set of specified corporate goals for our named executive officers and conducts an annual performance review to determine the attainment of such goals. Under the terms of their respective employment agreements, each of our named executive officers was eligible to receive an annual cash bonus, as determined by our compensation committee or board of directors, with a target of a specified percentage of such officer's annual base salary earned in a calendar year, which percentage was subject to adjustment from time to time by our compensation committee or board of directors.
With respect to 2022, we awarded bonuses of $247,500, $144,210 and $142,500 to Dr. Murray, Mr. Cole and Dr. Trehu, respectively, based on our achievement of certain company goals and individual performance objectives. With respect to 2021, we awarded bonuses of $296,200, $162,500 and $170,500 to Dr. Murray, Mr. Cole and Dr. Trehu, respectively, based on achievement of certain company goals and certain individual performance objectives.
Equity Incentives. Our equity awards have generally taken the form of stock options and restricted stock units. Our past practice has been to make equity award grants to each of our executive officers upon commencement of employment, annually in conjunction with our review of individual performance, in connection with a promotion or as a special incentive. We base the exercise price of stock options on the closing price of our common stock on the date of grant and estimate the grant date fair value of stock options in accordance with ASC 718. Stock option grants made in connection with the commencement of employment typically vest as to 25% of the underlying shares on the first anniversary of the employment start date and in equal quarterly installments thereafter through the fourth anniversary of the employment start date. Annual stock option grants typically vest in equal quarterly installments over four years with vesting commencing on January 1 of the year of grant. Annual grants of restricted stock units typically vest in equal annual installments over three years with vesting commencing on or around January 1 of the year of grant. We determine the grant date fair value of restricted stock units in accordance with ASC 718.
In 2022, we granted options to purchase an aggregate of 175,000 shares of common stock and 87,500 restricted stock units to Dr. Murray, options to purchase an aggregate of 125,000 shares of common stock and 62,500 restricted stock units to Mr. Cole, and options to purchase an aggregate of 44,000 shares of common stock and 27,500 restricted stock units to Dr. Trehu. In 2021, we granted options to purchase an aggregate of 165,000 shares of common stock and 82,500 restricted stock units to Dr. Murray, options to purchase an aggregate of 53,400 shares of common stock and 26,700 restricted stock units to Mr. Cole, and options to purchase an aggregate of 44,500 shares of common stock and 22,250 restricted stock units to Dr. Trehu.
Employment Agreements. In connection with their respective hiring, we entered into employment agreements with each of our named executive officers (collectively, the “Employment Agreements”) pursuant to which such named executive officer was employed “at will,” meaning he, she or we were able to terminate the employment arrangement at any time. Such agreements established the named executive officer’s title, initial compensation arrangements, and eligibility for benefits made available to employees generally. On January 23, 2023, the Compensation Committee of our board of directors approved the amendment of each of the Employment Agreements to provide that, in the event of a termination of a named executive officer’s employment without cause by the Company that occurs at any point within a period of time beginning with the three months prior to the signing of a definitive agreement relating to a transaction that, if consummated, would constitute a change in control of the Company and ending on the closing of such transaction, such executive will be eligible to receive, following the closing of such transaction, an amount equal to (i) three months of such executive’s base salary (six months in the case of Dr. Murray) as in effect immediately prior to such termination; and (ii) a bonus for the year during which the termination occurs, calculated by multiplying such executive’s target bonus percentage by 12 months of his or her base salary (up to a total of eighteen months of his base salary, taking into account amounts paid upon termination, in the case of Dr. Murray). These severance payments would be in addition to any amounts such executive is eligible to receive under his or her Employment Agreement. On March 26, 2023, our board of directors approved amendments to each of the Employment Agreements providing that severance amounts payable upon termination of employment by Jounce for any reason other than for cause, death or disability (and not on a sale event) will become payable in a lump sum within sixty (60) days after the executive’s date of termination. As noted above, Dr. Murray and Dr. Trehu were terminated by Jounce other than for cause, death or disability effective April 1, 2023, and Mr. Cole was terminated by Jounce other than for cause, death or disability effective March 15, 2023, and each received the payments described in their original Employment Agreements as set forth below.
Dr. Richard Murray, Ph.D. During 2022, Dr. Murray’s Employment Agreement provided that, in connection with the termination of Dr. Murray’s employment by Jounce outside of a Sale Event Period (as defined in his Employment Agreement) and the effectiveness of a separation agreement and release executed by Dr. Murray, he is entitled to receive (i) an amount equal to the sum of (A) 12 months of his current base salary plus (B) a pro-rated portion of his target bonus, payable in substantially equal monthly installments over 12 months commencing within 60 days of the date of termination, and (ii) a monthly cash payment until the earlier of 12 months following termination or the end of Dr. Murray’s COBRA (as defined below) health continuation period in an amount equal to the amount of the monthly employer contribution that Jounce would have made to provide health insurance to Dr. Murray had he remained employed with us.
Hugh M. Cole. During 2022, Mr. Cole’s Employment Agreement provided that, in connection with the termination of Mr. Cole’s employment by Jounce outside of a Sale Event Period (as defined in his Employment Agreement) and the effectiveness of a separation agreement and release executed by Mr. Cole, he is entitled to receive (i) an amount equal to nine months of base salary, payable in substantially equal installments over nine months following the date of termination, and (ii) a monthly cash payment until the earlier of nine months following termination or the end of Mr. Cole’s COBRA health continuation period in an amount equal to the amount of the monthly employer contribution that Jounce would have made to provide health insurance to Mr. Cole had he remained employed with us.
Elizabeth G. Trehu, M.D. During 2022, Dr. Trehu’s Employment Agreement provided that, in connection with the termination of Dr. Trehu’s employment is by Jounce outside of a Sale Event Period (as defined in her Employment Agreement) and the effectiveness of a separation agreement and release executed by Dr. Trehu, she is entitled to receive (i) an amount equal to nine months of base salary, payable in substantially equal installments over nine months following the date of termination, and (ii) a monthly cash payment until the earlier of nine months following termination or the end of Dr. Trehu’s COBRA health continuation period in an amount equal to the amount of the monthly employer contribution that Jounce would have made to provide health insurance to Dr. Trehu had she remained employed with us.
Consulting Agreements. On February 22, 2023, each of Dr. Murray, Mr. Cole and Dr. Trehu entered into a one-year consulting agreement (each, a “Consulting Agreement”) with us pursuant to which each agreed to provide consulting services related to the consummation of a change of control transaction (the “Services”). In consideration for the provision of the Services, Dr. Murray is entitled to consulting fees of $550 per hour, each of Mr. Cole and Dr. Trehu is entitled to consulting fees of $400 per hour and each executive’s outstanding option awards will continue to vest during the term of the applicable Consulting Agreement. Each Consulting Agreement will automatically terminate upon the consummation of a transaction that constitutes a change of control, and may also be terminated by the Company upon ninety days’ notice or by the executive upon 14 days’ notice.

Outstanding Equity Awards at 2022 Fiscal Year End
The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2022.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)(1)
Richard Murray, Ph.D.	665,169	—		$0.48	7/13/2024
	165,954	—		$2.36	7/15/2025
	54,200	—		$4.02	12/8/2025
	182,926	—		$9.56	10/24/2026
	200,000	—		$23.98	2/1/2028
	117,196	7,814	(2)	$4.40	2/1/2029
	103,131	46,879	(3)	$6.55	2/3/2030
	65,625	84,375	(4)	$11.89	2/1/2031
	6,562	8,438	(4)	$12.67	2/3/2031
	32,812	142,188	(5)	$7.56	2/1/2032
						167,504	(6)	$185,929
Hugh Cole	190,000	—		$16.89	8/31/2027
	70,500	—		$23.98	2/1/2028
	36,718	2,782	(2)	$4.40	2/1/2029
	36,250	18,750	(3)	$6.55	2/3/2030
	23,362	30,038	(4)	$11.89	2/1/2031
	10,312	74,688	(5)	$7.56	2/1/2032
	2,500	37,500	(5)	$2.97	8/1/2032
						90,300	(7)	$100,233
Elizabeth G. Trehu	197,385	—		$4.02	11/12/2025
	13,550	—		$4.02	12/8/2025
	50,135	—		$9.56	10/24/2026
	70,500	—		$23.98	2/1/2028
	41,718	2,782	(2)	$4.40	2/1/2029
	30,593	13,907	(3)	$6.55	2/3/2030
	19,468	25,032	(4)	$11.89	2/1/2031
	10,312	44,688	(5)	$7.56	2/1/2032
						49,571	(8)	$55,024
(1)The market value of the stock awards is determined by multiplying the number of shares subject to the award by $1.11, which was the closing price of our common stock on December 30, 2022, the last trading day of the fiscal year.
(2)This option vested in equal quarterly installments over four years from January 1, 2019 and was fully vested on January 1, 2023.
(3)The shares underlying this option vest in equal quarterly installments over four years from January 1, 2020.
(4)The shares underlying this option vest in equal quarterly installments over four years from January 1, 2021.
(5)The shares underlying this option vest in equal quarterly installments over four years from January 1, 2022.
(6)81,670 of the RSUs vested on January 6, 2023, and remaining RSUs vested on Dr. Murray’s termination on April 1, 2023.
(7)43,066 of the RSUs vested on January 6, 2023, and remaining RSUs vested on Mr. Cole’s termination on March 15, 2023.

(8)24,000 of the RSUs vested on January 6, 2023, and remaining RSUs vested on Dr. Trehu’s termination on April 1, 2023.

Other Agreements
We have also entered into employee confidentiality, non-solicitation, non-competition and proprietary information agreements with each of our named executive officers. Under these agreements, each of our named executive officers has agreed (i) not to compete with us during his or her employment and for a period of 12 months after the termination of his or her employment, (ii) not to solicit our employees during his or her employment and for a period of 12 months after the termination of his or her employment, (iii) to protect our confidential and proprietary information, and (iv) to assign to us related intellectual property developed during the course of his or her employment.
401(k) Retirement Plan
We maintain a 401(k) retirement plan that is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code, or the IRC. In general, all of our employees are eligible to participate promptly following commencement of their employment. The 401(k) plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $20,500 in 2022 plus an additional $6,500 catch-up contribution for employees over the age of 50, and have the amount of the reduction contributed to the 401(k) plan. We match 50% of an employee’s 401(k) contributions up to a maximum of 6% of the participant’s salary, subject to employer match limitations under the IRC.
Compensation Committee Interlocks and Insider Participation
In the fiscal year ended December 31, 2022, the members of our compensation committee were Barbara Duncan, Perry Karsen, Jigar Raythatha and Luisa Salter-Cid. None of our executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who concurrently serve as members of our board of directors or our compensation committee.
Director Compensation
Our board of directors has adopted a non-employee director compensation policy, designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Under the policy, effective May 10, 2022, each director who is not an employee is paid cash compensation as set forth below:

Annual Retainer
Board of Directors:
All non-employee members	$40,000
Additional retainer for non-executive chairperson	$30,000
Audit Committee:
Members	$7,500
Additional retainer for chair	$7,500
Compensation Committee:
Members	$6,000
Additional retainer for chair	$6,500
Nominating and Corporate Governance Committee:
Members	$4,000
Additional retainer for chair	$4,000
Science and Technology Committee:
Members	$6,000
Additional retainer for chair	$6,500
These fees are payable in four equal quarterly installments, provided that the amount of such payment will be prorated for any portion of such quarter that the director is not serving on our board of directors or any committee of the board of directors. We also reimburse our non-employee directors for reasonable travel and other expenses incurred in connection with attending our board of directors and committee meetings.
In addition, under our director compensation program, each non-employee director will receive an initial, one-time equity award of options to purchase 40,000 shares of our common stock, which will vest in equal quarterly installments over three years, subject to continued service as a member of the board of directors, upon his or her initial election to our board of directors. Each non-employee member of the board who has served on our board of directors for at least 270 days will receive, at the time of our annual meeting, an annual grant of options to purchase 20,000 shares of our common stock, which will vest in equal quarterly installments during the four quarters following the grant date, provided that if the following year’s annual meeting of stockholders occurs before the one-year anniversary of the grant date, the unvested portion of the option will vest as of the date of such annual meeting, subject to continued service as a member of the board of directors through such date. In addition, each non-employee member of the board who has served on our board of directors for at least six months but less than 270 days will receive, at the time of our annual meeting, an annual grant of options to purchase 15,000 shares of our common stock, which will vest in equal quarterly installments during the four quarters following the grant date, provided that if the following year’s annual meeting of stockholders occurs before the one-year anniversary of the grant date, the unvested portion of the option will vest as of the date of such annual meeting, subject to continued service as a member of the board of directors through such date. Lastly, each non-employee member of the board who has served on our board of directors for at least 90 days but less than six months will receive, at the time of our annual meeting, an annual grant of options to purchase 10,000 shares of our common stock, which will vest in equal quarterly installments during the four quarters following the grant date, provided that if the following year’s annual meeting of stockholders occurs before the one-year anniversary of the grant date, the unvested portion of the option will vest as of the date of such annual meeting, subject to continued service as a member of the board of directors through such date. Each of the foregoing grants are made under our 2017 Stock Option and Incentive Plan (the “2017 Plan”), are issued at exercise prices equal to the fair market value of our common stock on the date of grant and will vest in full upon the death or disability of the applicable director or upon a change in control. In addition, any stock options awarded to non-employee directors pursuant to our director compensation policy will be exercisable until the earlier of one year following the termination of the director's service on the board of directors or the original expiration date of the option.
2022 Director Compensation Table
The following table sets forth information regarding compensation earned by our non-employee directors during the year ended December 31, 2022. We do not provide any compensation to Dr. Murray, our former president and chief executive officer, for his service as a director. Dr. Murray’s compensation as an executive officer is set forth under “Executive Compensation—2022 Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)
Perry Karsen(3)	$76,500	$38,608	$115,108
Luis Diaz, Jr., M.D.(4)	$46,000	$38,608	$84,608
Barbara Duncan(5)	$61,000	$38,608	$99,608
J. Duncan Higgons(6)	$51,500	$38,608	$90,108
Robert Iannone, M.D., M.S.C.E.(7)	$52,500	$38,608	$91,108
Robert Kamen, Ph.D.(8)	$46,000	$38,608	$84,608
Jigar Raythatha(9)	$71,993	$38,608	$110,601
Luisa Salter-Cid, Ph.D.(10)	$49,838	$38,608	$88,446

(1)Amounts represent annual cash compensation for services on our board of directors rendered by each member of the board of directors.
(2)Amounts reflect the aggregate grant date fair value of option awards granted during the year in question calculated in accordance with the provisions of ASC 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-vesting conditions. For information regarding assumptions underlying the valuation of option awards, see Note 2 and Note 10 to our audited consolidated financial statements appearing in our 2022 Annual Report on Form 10-K filed with the SEC on March 10, 2023. These amounts do not correspond to the actual value that may be recognized by the directors upon the vesting of the applicable awards.
(3)As of December 31, 2022, Mr. Karsen held options to purchase an aggregate of 172,790 shares of our common stock, which were vested with respect to 162,940 shares on such date.
(4)As of December 31, 2022, Dr. Diaz held options to purchase an aggregate of 104,363 shares of our common stock, which were vested with respect to 94,363 shares on such date.
(5)As of December 31, 2022, Ms. Duncan held options to purchase an aggregate of 125,761 shares of our common stock, which were vested with respect to 115,761 shares on such date.
(6)As of December 31, 2022, Mr. Higgons held options to purchase an aggregate of 87,655 shares of our common stock, which were vested with respect to 87,655 shares on such date. Mr. Higgons resigned as a member of our board of directors effective December 31, 2022.

(7)As of December 31, 2022, Dr. Iannone, held options to purchase an aggregate of 74,950 shares of our common stock, which were vested with respect to 62,333 shares on such date.
(8)As of December 31, 2022, Dr. Kamen held options to purchase an aggregate of 91,490 shares of our common stock, which were vested with respect to 81,490 shares on such date.
(9)As of December 31, 2022, Mr. Raythatha held options to purchase an aggregate of 51,400 shares of our common stock, which were vested with respect to 23,083 shares on such date.
(10)As of December 31, 2022, Dr. Salter-Cid held options to purchase an aggregate of 59,250 shares of our common stock, which were vested with respect to 36,166 shares on such date.
Item 12. Security Ownership of Certain of Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2022:

	(a)		(b)		(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	9,304,890		$8.37	(2)	4,023,334	(3) (4)
Equity compensation plans not approved by security holders	225,000	(5)	$9.43		—
Total	9,529,890				4,023,334	(3) (4)

(1)These plans consist of our 2013 Stock Option and Grant Plan, or 2013 Plan, our 2017 Plan and 2017 Employee Stock Purchase Plan, or 2017 ESPP.
(2)This represents the weighted-average exercise price of outstanding stock options under our equity compensation plans. The calculation excludes 997,390 outstanding restricted stock units, which do not require the payment of any exercise price in connection with the vesting thereof.
(3)As of December 31, 2022, (i) 1,801,878 shares remained available for future issuance under our 2017 Plan and (ii) 2,221,456 shares remained available for future issuance under our 2017 ESPP. No shares have been available for issuance under the 2013 Plan as of the adoption of the 2017 Plan in January 2017. Our 2017 Plan has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2017 Plan to be added on the first day of each fiscal year in an amount equal to 4% of the number of shares of our common stock outstanding on the immediately preceding December 31 or such lesser amount determined by our board of directors or the compensation committee of our board of directors. Our 2017 ESPP has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2017 ESPP to be added on the first day of each fiscal year in an amount equal to 1% of the total number of shares of our common stock outstanding on the immediately preceding December 31 or such lesser amount determined by our board of directors or the compensation committee of our board of directors.
(4)This amount excludes 2,067,769 shares of common stock that became issuable under the 2017 Plan on January 1, 2023 and 516,942 shares of common stock that became issuable under the 2017 ESPP on January 1, 2023, in each case pursuant to the evergreen provisions of the 2017 Plan and 2017 ESPP.
(5)Represents 225,000 shares issuable upon the exercise of an inducement stock option award granted pursuant to the Nasdaq inducement grant exception. The inducement stock option award was granted as an inducement material to the employee's acceptance of employment with us in accordance with Nasdaq Listing Rule 5635(c)(4).
Principal Stockholders
The following table sets forth information with respect to the beneficial ownership of our common stock, as of April 21, 2023, unless otherwise noted below, by:
•each person known by us to beneficially own more than 5% of our common stock;
•each of our directors;
•each of our named executive officers; and
•all of our executive officers and directors as a group.

The column entitled "Percent of Class" is based on a total of 52,635,468 shares of our common stock outstanding as of April 21, 2023.
The number of shares beneficially owned by each stockholder is determined under rules issued by the Securities and Exchange Commission and includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options, warrants, or other rights held by such person that are currently exercisable or will become exercisable within 60 days after April 21, 2023 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the address of all listed stockholders is 780 Memorial Drive, Cambridge, Massachusetts 02139. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class
5% Stockholders:
Gilead Sciences, Inc.(2)	5,539,727	10.52%
Tang Capital Partners, LP(3)	5,300,087	10.07%
Deep Track Capital, LP(4)	4,259,653	8.09%
Tudor Capital Europe LLC(5)	3,160,841	6.01%
Opaleye Management Inc.(6)	2,810,000	5.34%
Named Executive Officers and Directors:
Richard Murray, Ph.D.(7)	1,851,419	3.41%
Hugh M. Cole(8)	493,320	*
Elizabeth Trehu(9)	550,047	1.04%
Luis Diaz, Jr., M.D.(10)	99,363	*
Barbara Duncan(11)	120,761	*
Robert Iannone, M.D., M.S.C.E.(12)	69,950	*
Robert Kamen, Ph.D.(13)	181,340	*
Perry A. Karsen(14)	172,790	*
Jigar Raythatha(15)	33,316	*
Luisa Salter-Cid, Ph.D.(16)	46,400	*
All executive officers and directors as a group (11 persons)(17)	4,190,648	7.82%
*     Less than one percent.
(1)Unless otherwise indicated, the address for each beneficial owner is c/o Jounce Therapeutics, Inc., 780 Memorial Drive, Cambridge, MA 02139.
(2)Based solely on a Schedule 13G filed by Gilead Sciences, Inc. on October 26, 2020. Consists of 5,539,727 shares of common stock held by Gilead Sciences, Inc. The address of Gilead Sciences, Inc. is 333 Lakeside Drive, Foster City, California 94404.
(3)Based solely on a Schedule 13D/A filed by Tang Capital Partners, LP, Tang Capital Management, LLC, Kevin Tang, Concentra Biosciences, LLC and Concentra Merger Sub, Inc. on April 7, 2023. Each of Tang Capital Partners, LP, Tang Capital Management, LLC and Kevin Tang reports shared voting power and shared dispositive power with respect to 5,300,087 shares of common stock. Tang Capital Management, LLC is the general partner of Tang Capital Partners, LP; and Kevin Tang is the manager of Tang Capital Management, LLC. Concentra Biosciences, LLC, a Delaware limited liability company, is an affiliate of Tang Capital Partners, LP, and Mr. Tang is the Chief Executive Officer of Concentra Biosciences, LLC. Concentra Merger Sub, Inc. is a wholly-owned subsidiary of Concentra Biosciences, LLC. Neither of Concentra Biosciences, LLC nor Concentra Merger Sub, Inc. have voting or dispositive power over the 5,300,087 shares of common stock held by Tang Capital Partners, LP. The address of Tang Capital Partners, LP, Tang Capital Management, LLC, Kevin Tang, Concentra Biosciences, LLC and Concentra Merger Sub, Inc. is 4747 Executive Drive, Suite 210, San Diego, CA 92121.
(4)Based solely on a Schedule 13G/A filed by Deep Track Capital, LP, Deep Track Biotechnology Master Fund, Ltd. and David Kroin on February 14, 2023. Each of Deep Track Capital, LP, Deep Track Biotechnology Master Fund, Ltd. and David Kroin reports shared voting power and shared dispositive power with respect to 4,259,653 shares of common stock. The address of Deep Track Capital, LP and David Kroin is 200 Greenwich Ave., 3rd floor, Greenwich, CT 06830 and the address of Deep Track Biotechnology Master Fund, Ltd. is c/o Walkers Corporate Limited, 190 Elgin Ave, George Town, KY1-9001, Cayman Islands.

(5)Based solely on a Form 8.3 filed by Tudor Capital Europe LLP dated April 3, 2023, submitted by Tudor Capital Europe LLP pursuant to the U.K. Takeover Code. The address of Tudor Capital Europe LLP is 10 New Burlington Street, London, W1S 3BE, United Kingdom.
(6)Based solely on a Schedule 13G filed by Opaleye, LP (“Opaleye”); Opaleye GP LLC, the general partner of Opaleye (“Opaleye GP”); and James Silverman, the manager of Opaleye GP LLC on April 12, 2023. Each of Opaleye, Opaleye GP and Mr. Silverman reports shared voting power and shared dispositive power with respect to 2,810,000 shares of common stock. The address of Opaleye, Opaleye GP and Mr. Silverman is One Boston Place, 26th Floor, Boston, MA 02108.
(7)Consists of (i) 188,778 shares of common stock and (ii) options to purchase 1,662,641 shares of common stock that are exercisable within 60 days of April 21, 2023.
(8)Consists of (i) 64,846 shares of common stock and (ii) options to purchase 428,474 shares of common stock that are exercisable within 60 days of April 21, 2023.
(9)Consists of (i) 95,603 shares of common stock and (ii) options to purchase 454,444 shares of common stock that are exercisable within 60 days of April 21, 2023.
(10)Consists of options to purchase 99,363 shares of common stock that are exercisable within 60 days of April 21, 2023.
(11)Consists of options to purchase 120,761 shares of common stock that are exercisable within 60 days of April 21, 2023.
(12)Consists of options to purchase 69,950 shares of common stock that are exercisable within 60 days of April 21, 2023.
(13)Consists of (i) 60,975 shares of common stock held by Dr. Kamen, (ii) 33,875 shares of common stock held by The Robert Kamen 2012 Irrevocable Trust, of which Dr. Kamen’s spouse serves as the trustee and (iii) options to purchase 86,490 shares of common stock that are exercisable within 60 days of April 21, 2023.
(14)Consists of (i) 5,000 shares of common stock and (ii) options to purchase 167,790 shares of common stock that are exercisable within 60 days of April 21, 2023.
(15)Consists of options to purchase 33,316 shares of common stock that are exercisable within 60 days of April 21, 2023.
(16)Consists of options to purchase 46,400 shares of common stock that are exercisable within 60 days of April 21, 2023.
(17)Includes options to purchase 3,688,604 shares of common stock that are exercisable within 60 days of April 21, 2023.
Board Diversity Matrix (as of April 28, 2023)

Total Number of Directors	8
	Female	Male
Part I: Gender Identity
Directors	2	6
Part II: Demographic Background
South Asian	0	1
Hispanic or Latinx	1	1
White	1	4
Item 13. Certain Relationships and Related Transactions and Director Independence
TRANSACTIONS WITH RELATED PERSONS
The following is a description of transactions since January 1, 2021 to which we have been a party, and in which any of our directors, executive officers and holders of more than 5% of our voting securities and affiliates of our directors, executive officers and holders of more than 5% of our voting securities, had or will have a direct or indirect material interest. We believe that all of the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.
Merger Agreement with Concentra Biosciences, LLC
On March 26, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Concentra Biosciences, LLC, a Delaware limited liability company (“Concentra”), and Concentra Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Concentra (“Merger Sub”). The Merger Agreement provides for, among other things, (i) the acquisition of the Company by Concentra through a cash tender offer (the “Offer”) by Merger Sub for all of the Company’s outstanding shares of common stock, for: (A) $1.85 per share of common stock (the “Cash Consideration”), and (B) one contingent value right (a “CVR”) per share (together with the Cash Consideration, the “Offer Price”) and (ii) the merger of Merger Sub with and into the Company (the “Merger”) with the Company surviving the Merger. The aggregate Cash Consideration payable to the stockholders of the Company to be paid in the Offer is approximately $98 million.
The board of directors unanimously approved the Merger and the Merger Agreement and recommended that the stockholders of the Company accept the Offer and tender their shares of common stock pursuant to the Offer.
Concentra is an affiliate of Tang Capital Partners, LP, a Delaware limited partnership (“TCP”). The obligations of Concentra and Merger Sub under the Merger Agreement have been guaranteed by TCP, the sole member of Concentra, pursuant to an equity commitment and guarantee letter, dated as of March 26, 2023, subject to the terms and conditions set forth therein. TCP is a holder of more than 5% of our voting securities.
Gilead License Agreement and Stock Purchase Agreement
On August 31, 2020, we entered into an exclusive license agreement (the “Gilead License Agreement”) with Gilead Sciences, Inc. (“Gilead”), to license the GS-1811 (formerly JTX-1811) program to Gilead. Concurrently with executing the Gilead License Agreement, we and Gilead entered into a stock purchase agreement (the “Stock Purchase Agreement”), and a registration rights agreement (the “Gilead Registration Rights Agreement”). Following the closing of the stock purchase, Gilead became a holder of more than 5% of our voting securities.
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
Engagement Letter with Cowen and Company, LLC
In December 2022, we entered into an engagement letter with Cowen and Company, LLC (“TD Cowen”) to act as our financial advisor in connection with a strategic review process, including the Offer and the Merger. For its services, TD Cowen received an aggregate fee of $1.675 million upon consummation of the Gilead asset sale, license amendment and financial buyout. TD Cowen will receive an aggregate fee currently estimated to be approximately $3 million payable upon consummation of the Offer. In addition, we have agreed to reimburse TD Cowen’s expenses, including fees and expenses of counsel, and indemnify TD Cowen for certain liabilities, including liabilities under federal securities laws, that may arise out of TD Cowen’s engagement. TD Cowen is an affiliate of Cowen Financial Products LLC, which was a holder of more than 5% of our voting securities at the time we entered into the engagement letter with TD Cowen.
Agreements with Stockholders
Investors’ Rights Agreement
We entered into an amended and restated investors’ rights agreement, or the Investors’ Rights Agreement, dated as of April 17, 2015, and amended on August 1, 2016, with holders of our previously-outstanding preferred stock, including certain of our 5% stockholders and their affiliates and entities affiliated with certain of our officers and directors. Our obligations pursuant to the Investors’ Rights Agreement terminated in January 2022 on the fifth anniversary of our initial public offering.
Gilead Registration Rights Agreement
Under the Gilead Registration Rights Agreement, Gilead will have customary demand and piggyback registration rights to register the resale of the shares purchased pursuant to the Stock Purchase Agreement with the SEC. The Gilead Registration Rights Agreement requires us to pay certain expenses relating to such registrations, and we and Gilead have also agreed to indemnify each other under the registration statement from certain liabilities.
Employment Agreements
See the “Executive and Director Compensation—Narrative Disclosure to Summary Compensation Table” section of this proxy statement for a further discussion of these arrangements.
Indemnification of Officers and Directors
We have entered into agreements to indemnify our directors and executive officers. These agreements will, among other things, require us to indemnify these individuals for certain expenses (including attorneys' fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of our company or that person's status as a member of our board of directors to the maximum extent allowed under Delaware law. In addition, our amended and restated certificate of incorporation provides that we will indemnify our directors and officers to the fullest extent permitted by Delaware law.
Policies and Procedures for Related Party Transactions
We have adopted a written policy for related parties that requires all transactions between us and any executive officer, director, director nominee, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of them, or any other related persons or their affiliates, in which the amount involved is equal to or greater than $120,000, be approved in advance by our audit committee. Any request for such a transaction must first be presented to our audit committee for review, consideration and approval. If advance review is by the Audit Committee is not feasible, then the transaction will be reviewed at the Audit Committee’s next regularly scheduled meeting. In approving or rejecting any such proposal, our audit committee is to consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to, the extent of the related party’s interest in the transaction, and whether the transaction is on terms no less favorable to us than terms we could have generally obtained from an unaffiliated third party under the same or similar circumstances. Any director who is a related party with respect to a transaction under review may not participate in the deliberations or vote of the audit committee on the approval of the transaction, except that such director shall provide all material information concerning such transaction to the audit committee.
CORPORATE GOVERNANCE
Director Independence
Rule 5605 of the Nasdaq Listing Rules requires a majority of a listed company's board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company's audit, compensation and nominating and corporate governance committees be independent. Audit committee members must also satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under Rule 5605(a)(2), a director will only qualify as an “independent director” if, among other things, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director's ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by such company to the director; and whether the director is affiliated with the company or any of its subsidiaries or affiliates. Our board of directors annually reviews the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of our directors, with the exception of Dr. Murray, is an “independent director” as defined under Nasdaq Listing Rules. Dr. Murray is not an independent director under these rules because he served as our president and chief executive officer until April 1, 2023. Our board of directors has also determined that Ms. Duncan and Messrs. Karsen and Raythatha, who comprise our audit committee, and Messrs. Karsen and Raythatha, Ms. Duncan and Dr. Salter-Cid, who comprise our compensation committee, satisfy the independence standards for such committees established by the SEC and the Nasdaq Listing Rules, as applicable. Our board of directors also determined that J. Duncan Higgons, a former director, was an “independent director” prior to his resignation from our board effective December 31, 2022. In making such determination, our board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.
Director Qualifications and Board Composition
We believe that the background and qualifications of the members of our board of directors considered as a group should provide a breadth of backgrounds and experiences, both personally and professionally. Accordingly, although we do not have a formal policy regarding board diversity, our nominating and corporate governance committee seeks candidates that have broad experience and skills in areas important to the operation of our company, as well as diversity of age, tenure, gender, race, ethnicity, sexual orientation, and other unique characteristics. Our priority in selection of board members is identification of members who will further the interests of our stockholders through their established records of professional accomplishment, the ability to contribute positively to the collaborative culture among our board members, knowledge of our business, understanding of the competitive landscape in which we operate and adherence to high ethical standards. Additionally, the nominating and corporate governance committee strives to maintain a diverse board reflecting a variety of skills, experiences, perspectives and backgrounds, as it believes that such diversity enhances the effectiveness of the board of directors in fulfilling its oversight role. All of our directors disclosed racial/ethnic demographic information. Currently, our board of directors includes two female directors and three directors who identify as racially/ethnically diverse.

Item 14. Principal Accountant Fees and Services
The following is a summary and description of fees incurred by Ernst & Young LLP for the fiscal years ended December 31, 2022 and 2021.

	Fiscal Year 2022(5)	Fiscal Year 2021(5)
Audit fees(1)	$548,350	$528,714
Audit-related fees(2)	—	—
Tax fees(3)	15,000	40,450
All other fees(4)	1,075	1,935
Total fees	$564,425	$571,099
(1)Audit fees consist of fees billed for professional services by Ernst & Young LLP for the audit of our consolidated financial statements, reviews of our interim financial statements, reviews of registration statements on Forms S-3 and S-8 and related services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)Audit-related fees consist of fees billed for accounting consultations reasonably related to the performance of the audit or review of our consolidated financial statements.
(3)Tax fees consist of fees for professional services performed by Ernst & Young LLP with respect to tax compliance and tax advisory services.
(4)All other fees consist of licensing fees paid to Ernst & Young LLP for access to its proprietary accounting research database.
(5)All services and fee amounts were approved by the audit committee in accordance with the pre-approval policies and procedures described below.
Audit Committee Pre-Approval Policy and Procedures
The audit committee of our board of directors has adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditor. We may not engage our independent auditor to render any audit or non-audit service unless either the service is approved in advance by the audit committee, or the engagement to render the service is entered into pursuant to the audit committee's pre-approval policies and procedures.
From time to time, our audit committee may pre-approve services that are expected to be provided to us by the independent auditor during the following 12 months. At the time such pre-approval is granted, the audit committee must identify the particular pre-approved services in detail by category of service and, at each regularly scheduled meeting of the audit committee following such approval, management or the independent auditor shall report to the audit committee regarding each service actually provided to us pursuant to such pre-approval. The audit committee has delegated to its chairman the authority to grant pre-approvals of audit or non-audit services to be provided by the independent auditor if time constraints require that such pre-approval occur prior to the audit committee's next scheduled meeting. Any approval of services by the chairman of the audit committee is reported to the committee at its next regularly scheduled meeting.

Item 15. Exhibits and Financial Statement Schedules
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1*
Certification of Principal Executive and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

JOUNCE THERAPEUTICS, INC.

Date: April 28, 2023	By:	/s/ Kim C. Drapkin
Kim C. Drapkin
President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kim C. Drapkin	President and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)	April 28, 2023
Kim C. Drapkin

/s/ Jigar Raythatha	Chairman of the Board of Directors	April 28, 2023
Jigar Raythatha

/s/ Luis A. Diaz, Jr.	Director	April 28, 2023
Luis A. Diaz, Jr., M.D.

/s/ Barbara Duncan	Director	April 28, 2023
Barbara Duncan

/s/ Robert Iannone	Director	April 28, 2023
Robert Iannone, M.D., M.S.C.E.

/s/ Robert Kamen	Director	April 28, 2023
Robert Kamen, Ph.D.

/s/ Perry Karsen	Director	April 28, 2023
Perry Karsen

/s/ Richard Murray	Director	April 28, 2023
Richard Murray, Ph.D.

/s/ Luisa Salter-Cid	Director	April 28, 2023
Luisa Salter-Cid, Ph.D.